Form 10-Q
period 1998-06-30
COLLATERAL THERAPEUTICS INC
filed 1998-08-06
CIK 1060329

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(MARK ONE)
    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
----------              OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1998

                                         or

----------        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________to ________

                           Commission File Number 000-24505

                           COLLATERAL THERAPEUTICS, INC.
               (Exact name of Registrant as specified in its charter)

Delaware                                     33-0661290
--------------------------------------       -----------------------------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification Number)

9360 Towne Centre Drive
San Diego, California                        92121
--------------------------------------       -----------------------------------
(Address of principal                        Zip Code
executive offices)

Registrant's telephone number,
including area code:                         619-824-6500
                                             -----------------------------------

Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

     Yes                                     No         X
        --------------                          -----------------

As of August 3, 1998, Registrant had 10,511,173 shares of its Common Stock outstanding.

COLLATERAL THERAPEUTICS, INC.


INDEX
                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheets                                              3

               Statements of Operations                                    4

               Statements of Cash Flows                                    5

               Notes to Financial Statements                               6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8


PART II - OTHER INFORMATION

     Item 2.   Changes in Securities and Use of Proceeds                   26

     Item 4.   Submission of Matters to a Vote of Security Holder          26

     Item 6.   Exhibits and Reports on Form 8-K                            27


Signatures                                                                 28


Exhibit 3.1    Second Restated Certificate of Incorporation of the Company

Exhibit 3.2    Incorporated by reference to the Restated Bylaws of the Company

Exhibit 10.1 Incorporated by reference to the Torrey Reserve Office Lease between Pacific Torrey Reserve Holding, L.P. and the Company

Exhibit 10.2 Incorporated by reference to the Credit Agreement between the Company and Imperial Bank

Exhibit 10.3   Incorporated by reference to the 1998 Stock Incentive Plan

Exhibit 27.1   Financial Data Schedule (Electronic Filing Only)

PART I      FINANCIAL INFORMATION:
ITEM 1.     FINANCIAL STATEMENTS
    COLLATERAL THERAPEUTICS, INC.
    BALANCE SHEETS
----------------------------------------------------------------------------------------------------------
                                                                               JUNE 30,       DECEMBER 31,
                                                                                 1998            1997
                                                                             -----------     ------------
    ASSETS                                                                   (UNAUDITED)       (NOTE)
    ------
    Current assets:
        Cash and cash equivalents                                             $ 3,332,012     $ 5,605,361
        Restricted cash - current                                                 600,000               -
        Milestone receivable from a related party                                       -       2,000,000
        Deferred public offering costs                                          1,454,851               -
        Prepaid expenses and other current assets                                 549,367         170,951
                                                                              -----------     -----------
    Total current assets                                                        5,936,230       7,776,312
    Restricted cash - noncurrent                                                   72,600               -
    Property and equipment, net                                                 1,912,113         293,447
                                                                              -----------     -----------
                                                                              $ 7,920,943     $ 8,069,759
                                                                              -----------     -----------
                                                                              -----------     -----------
    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities:
        Accounts payable                                                      $   651,582     $   476,111
        Accrued expenses                                                        1,241,199         119,348
        Notes payable to a related party, including accrued interest              606,618               -
        Deferred revenue                                                          448,182         155,043
                                                                              -----------     -----------
    Total current liabilities                                                   2,947,581         750,502
    Notes payable to a related party, including accrued interest                        -         587,553

    Shareholders' equity:
        Series A Convertible Preferred Stock, par value $.001; 374,532 shares authorized, issued and outstanding at June 30, 1998,
            and December 31, 1997. . . . . . . . . . . . . . . . . . . . . .          375             375
        Series B Convertible Preferred Stock, par value $.001; 374,532 shares authorized, issued and outstanding at June 30, 1998,
            and December 31, 1997. . . . . . . . . . . . . . . . . . . . . .          375             375
        Series C Convertible Preferred Stock, par value $.001; 472,476 shares authorized, issued and outstanding at June 30, 1998,
            and December 31, 1997. . . . . . . . . . . . . . . . . . . . . .          472             472
        Common Stock, par value $.001; 19,000,000 shares authorized;
            5,971,647 issued and outstanding at June 30, 1998
            and December 31, 1997. . . . . . . . . . . . . . . . . . . . . .        5,972           5,972
        Additional paid-in capital                                             11,059,649       9,900,789
        Deferred compensation                                                  (1,413,261)       (838,206)
        Note receivable secured by common stock                                  (157,500)       (150,000)
        Accumulated deficit                                                    (4,522,720)     (2,188,073)
                                                                              -----------     -----------
    Total stockholders' equity                                                  4,973,362       6,731,704
                                                                              -----------     -----------
                                                                              $ 7,920,943     $ 8,069,759
                                                                              -----------     -----------
                                                                              -----------     -----------

    Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

    COLLATERAL THERAPEUTICS, INC.
    STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                                  1998          1997             1998          1997
                                              -----------   -----------      -----------    -----------
                                                     (UNAUDITED)                     (UNAUDITED)
     Revenues under collaborative
        research and development
        agreement with a related party        $ 1,228,983   $   950,000      $ 2,218,361    $ 1,764,732

     Expenses:
        Research and development                1,736,606     1,634,066        3,191,221      2,760,812
        General and administrative                760,554       392,722        1,519,813        794,092
                                              -----------   -----------      -----------    -----------
     Total operating expenses                   2,497,160     2,026,788        4,711,034      3,554,904
                                              -----------   -----------      -----------    -----------
     Loss from operations                      (1,268,177)   (1,076,788)      (2,492,673)    (1,790,172)
     Interest income (expense), net                76,902        10,533          158,026         24,272
                                              -----------   -----------      -----------    -----------
     Net loss                                 $(1,191,275)  $(1,066,255)     $(2,334,647)   $(1,765,900)
                                              -----------   -----------      -----------    -----------
                                              -----------   -----------      -----------    -----------

     Net loss per share
        (Basic and diluted)                   $     (0.21)  $     (0.23)     $     (0.42)   $     (0.40)
                                              -----------   -----------      -----------    -----------
                                              -----------   -----------      -----------    -----------


     Weighted average shares used in
        computing net loss per share
        (Basic and diluted)                     5,650,938     4,538,540        5,527,187      4,375,130
                                              -----------   -----------      -----------    -----------
                                              -----------   -----------      -----------    -----------



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

    COLLATERAL THERAPEUTICS, INC.
    STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------
                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                      1998            1997
                                                                                  -----------     -----------
                                                                                         (UNAUDITED)
    OPERATING ACTIVITIES:
       Net loss                                                                   $(2,334,647)    $(1,765,900)
       Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                                                94,911          62,091
          Amortization of deferred compensation                                       583,805          57,622
          Changes in operating assets and liabilities:
              Milestone receivable from a related party:                            2,000,000               -
              Prepaid expenses and other current assets                              (378,416)         30,981
              Accounts payable and accrued expenses                                 1,316,387         210,620
              Deferred revenue                                                        293,139         110,268
              Restricted cash                                                        (672,600)              -
                                                                                  -----------     -----------
    Net cash provided by (used in) operating activities                               902,579      (1,294,318)

    INVESTING ACTIVITIES:
       Purchases of property and equipment                                         (1,713,577)       (254,665)
                                                                                  -----------     -----------
    Net cash used in investing activities                                          (1,713,577)       (254,665)

    FINANCING ACTIVITIES:
       Deferred public offering costs                                              (1,454,851)              -
       Issuance of Series B convertible preferred stock                                     -       2,500,000
       Issuance of Series C convertible preferred stock                                     -       3,757,176
       Proceeds from exercise of stock options                                              -           1,997
       Interest from note receivable secured by common stock                           (7,500)              -
                                                                                  -----------     -----------
    Net cash provided by (used in) financing activities                            (1,462,351)      6,259,173
                                                                                  -----------     -----------

    Net (decrease) increase in cash
       and cash equivalents                                                        (2,273,349)      4,710,190
    Cash and cash equivalents at
       beginning of the period                                                      5,605,361       2,429,657
                                                                                  -----------     -----------
    Cash and cash equivalents at end of period                                    $ 3,332,012     $ 7,139,847
                                                                                  -----------     -----------
                                                                                  -----------     -----------



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           COLLATERAL THERAPEUTICS, INC.
                            NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION AND BUSINESS

     Collateral Therapeutics, Inc. (the "Company") is focused on the discovery, development and commercialization of non-surgical gene therapy products for the treatment of cardiovascular diseases, including coronary artery disease, peripheral vascular disease, congestive heart failure and heart attack. The Company intends to focus on research and development of products while leveraging its technology through the establishment of product development, manufacturing and marketing collaborations with select pharmaceutical and biotechnology companies. The Company was incorporated in California on April 3, 1995 and reincorporated in Delaware on May 28, 1998.


INTERIM CONDENSED FINANCIAL STATEMENTS

     The balance sheet as of June 30, 1998, the statements of operations for the three and six months ended June 30, 1998 and 1997, and the statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the financial statements and footnotes contained in the Company's Post Effective Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 2, 1998.


NET LOSS PER SHARE

     Recent interpretations by the Securities and Exchange Commission ("SEC") have altered the treatment of preferred stock previously included in computing certain earnings per share data in periods prior to the Company's initial public offering (the "Offering"). The Company previously considered preferred stock, which converted into common stock upon completion of the Offering, as outstanding from the date of original issuance ("as-if converted method") in computing earnings per share. To conform with the recent interpretations, the Company has revised its calculation of earnings (loss) per share for all pre-Offering periods to exclude the impact of preferred shares.

     When the Company filed its Post-Effective Amendment No. 3 to Form S-1 with the SEC on July 2, 1998, the Company followed the then-current SEC interpretations for the treatment of preferred stock in presenting pro forma net loss per share (Basic and Diluted) on the Statements of Operations. For comparative purposes, the schedule below presents the pro forma net loss per share (Basic and Diluted) for the three and six month periods ended June 30, 1998 and 1997, under the as-if converted method.

                                                               THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                    JUNE 30,                                  JUNE 30,
                                                        --------------------------------          ---------------------------------
                                                            1998                 1997                 1998                  1997
                                                        -----------          -----------          -----------           -----------
Net loss......................................          $(1,191,275)         $(1,066,255)         $(2,334,647)          $(1,765,900)
Weighted average shares of common stock
  outstanding and shares used in computing net
  loss per share (Basic and Diluted)..........            5,650,938            4,538,540            5,527,187             4,375,130
                                                        -----------          -----------          -----------           -----------
Net loss per share (Basic and Diluted)........          $     (0.21)         $     (0.23)         $     (0.42)          $     (0.40)
                                                        -----------          -----------          -----------           -----------
Adjustment to reflect the effect of the
  assumed conversion of preferred stock.......            2,320,926            1,784,488            2,320,926             1,248,049
                                                        -----------          -----------          -----------           -----------
Shares used in computing proforma net loss
  per share (Basic and Diluted)...............            7,971,864            6,323,027            7,848,113             5,623,179
                                                        -----------          -----------          -----------           -----------
Pro forma net loss per share (Basic and
  Diluted)....................................          $     (0.15)         $     (0.17)         $     (0.30)          $     (0.31)
                                                        -----------          -----------          -----------           -----------
                                                        -----------          -----------          -----------           -----------


PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, ranging from three years to seven years, using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term.



2.  BALANCE SHEET INFORMATION

     Property and equipment consist of the following:

                                                  JUNE 30,           DECEMBER 31,
                                                    1998                 1997
                                             ----------------      ----------------
     Laboratory equipment  . . . . . . .        $  817,281            $ 110,908
     Computer equipment  . . . . . . . .           208,613              111,881
     Furniture and office equipment  . .           319,913              178,067
     Leasehold improvements  . . . . . .           821,066               52,440
                                             ----------------      ----------------
                                                 2,166,873              453,296
     Accumulated depreciation
         and amortization  . . . . . . .          (254,760)            (159,849)
                                             ----------------      ----------------
                                                $1,912,113            $ 293,447
                                             ----------------      ----------------
                                             ----------------      ----------------

3.  REINCORPORATION AND STOCK SPLIT

     On May 28, 1998, the Company reincorporated in Delaware. Additionally, on May 29, 1998, the Company effected a 1.9-for-one stock split of the Company's Common Stock. All share and per share amounts have been retroactively restated in these financial statements to give effect to the reincorporation and the stock split. Through June 30, 1998, the number of authorized shares of the new Delaware corporation was 19,000,000 shares of Common Stock ($0.001 par value) and 1,221,540 shares of Preferred Stock ($0.001 par value).


4.  SUBSEQUENT EVENT

     In July 1998, the Company completed the Offering of 2,200,000 shares of the Company's Common Stock, providing the Company with proceeds, net of underwriting fees and estimated Offering expenses, of approximately $13.2 million. All shares of convertible Preferred Stock outstanding at June 30, 1998 automatically converted into 2,320,926 shares of Common Stock upon the sale of Common Stock in the Offering.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 1. OF THIS QUARTERLY REPORT AND THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997 CONTAINED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1, AS AMENDED. SEE "FACTORS THAT MAY AFFECT RESULTS" FOR A DISCUSSION OF FACTORS KNOWN TO THE COMPANY THAT COULD CAUSE REPORTED FINANCIAL INFORMATION NOT TO BE NECESSARILY INDICATIVE OF FUTURE RESULTS. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS AND CIRCUMSTANCES ARISING AFTER THE DATE HEREOF.

RECENT DEVELOPMENTS

     In July 1998, the Company completed an initial public offering (the "Offering") of 2,200,000 shares of the Company's Common Stock, providing the Company with proceeds, net of underwriting fees and estimated Offering expenses, of approximately $13.2 million.

OVERVIEW

     Collateral Therapeutics, Inc. ("Collateral" or the "Company") is focused on the discovery, development and commercialization of non-surgical gene therapy products for the treatment of cardiovascular diseases, including coronary artery disease, peripheral vascular disease, congestive heart failure and heart attack. The Company believes that its products under development hold the potential to revolutionize the treatment of cardiovascular diseases and become a new standard of care by offering patients simpler, more cost-effective and lower-risk alternatives to currently available treatments, such as coronary bypass surgery and angioplasty. The Company's initial gene therapy products are designed to promote and enhance angiogenesis, a natural biological process which results in the growth of additional blood vessels, to restore adequate levels of blood flow to oxygen-deprived tissues.

     The Company entered into a Collaboration, License and Royalty Agreement dated May 6, 1996 (the "Schering Agreement") with Schering AG, Germany ("Schering AG") for angiogenic gene therapy products. Under this collaboration, Schering AG has made equity investments and provided loans to the Company. In addition, the collaboration provides for Schering AG, subject to certain conditions, to pay research support through April 2001, to make additional payments upon satisfying certain research, development and commercialization milestones and, when and if angiogenic gene therapy products developed under the collaboration are commercialized, to make royalty payments to the Company based on worldwide net sales of such products. This collaboration was initially structured and now further broadened to provide the Company with financial resources and product development support to enable the Company to determine the safety and efficacy of at least three angiogenic gene therapy products (GENERX, GENEVX and GENVASCOR). However, the timing and amounts of such payments cannot be predicted with certainty and may not occur if product development events are not achieved. Schering AG has the unilateral right to terminate the Schering Agreement on 60 days prior written notice to the Company. Upon such notice, Schering AG is required to pay the Company a termination fee and would be required to provide the Company with copies of all Investigational New Drug Application ("IND") applications or any other such submissions that had been filed by Schering AG with all regulatory health authorities with respect to products covered under the Schering Agreement, and the Company would have the right to reference all such documents.

     The Company's revenue to date is primarily attributable to its collaboration with Schering AG entered into in May 1996. Under this collaboration, the Company has received aggregate research funding of $10.0 million from May 1996 through June 30, 1998, which included $448,182 of deferred amounts and $2.0 million for the achievement of a milestone relating to the development of GENERX. From the Company's incorporation in 1995 through June 30, 1998, collaboration revenue and related operating expenses have trended upward due to accelerated research and development efforts as the Company broadened its research in the field of angiogenic gene therapy to include two additional angiogenic gene therapy products (GENEVX and GENVASCOR). Since inception, the Company has also conducted research that is not funded by its collaboration with Schering AG; accordingly, the Company's operating expenses have exceeded revenues each year since inception. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop its technologies and from administrative costs required to support such efforts, to the extent such costs were not covered by the Schering AG collaboration. The Company's losses through June 30, 1998 have been primarily funded by the Company raising $9.3 million through the private sale of equity securities and receipt of loans, including $5.7 million in equity investments and $500,000 in loans from Schering AG and $3.1 million in equity provided by other private investors. The Company's ability to achieve profitability is dependent on its ability to successfully develop its products and thereafter successfully market such products through current or future collaborative partners. There can be no assurance that the Company will be able to achieve profitability at all, or on a sustained basis.

RESULTS OF OPERATIONS

   SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     The Company's collaborative revenue was $2.2 million and $1.8 million for the six months ended June 30, 1998 and 1997, respectively. Revenue was derived from the Schering Agreement and increased in the six months ended June 30, 1998 due to increased costs reimbursable to the Company under such agreement associated with accelerated research and development activities. Research and development expenses for the six months ended June 30, 1998 rose to $3.2 million compared to $2.8 million for the six months ended June 30, 1997. The increase resulted primarily from: increased expenses associated with additional personnel, increased amortization of deferred compensation related to stock options, increased use of outside research institutions and consultants, increased expenses for supplies and operations of the Company's new preclinical research center, partially offset by reduced license fees incurred by the Company. General and administrative expenses rose to $1.5 million for the six months ended June 30, 1998 compared to $794,000 for the six months ended June 30, 1997. The increase resulted primarily from: increased market research and educational materials, increased expenses for personnel to support expanded research efforts, and increased amortization of deferred compensation related to stock options.

   THREE  MONTHS ENDED JUNE 30, 1998 AND 1997

     The Company's collaborative revenue was $1.2 million and $950,000 for the three months ended June 30, 1998 and 1997, respectively. Revenue was derived from the Schering Agreement and increased in the three months ended June 30, 1998 compared to the three months ended June 30, 1997 due to increased costs reimbursable to the Company under such agreement associated with accelerated research and development activities. Research and development expenses for the three months ended June 30, 1998 rose to $1.7 million compared to $1.6 million for the three months ended June 30, 1997. The increase resulted primarily from: increased expenses associated with additional personnel, increased amortization of deferred compensation related to stock options, increased expenses for supplies and operations of the Company's new preclinical research center, increased use of outside research institutions and consultants, partially offset by reduced license fees incurred by the Company. General and administrative expenses rose to $761,000 for the three months ended June 30, 1998 compared to $393,000 for the three months ended June 30, 1997. The increase was primarily due to the following factors: increased expenses for personnel to support expanded research efforts, increased market research and educational materials, and increased amortization of deferred compensation related to stock options.

LIQUIDITY AND CAPITAL RESOURCES

     In July 1998, the Company completed an Offering of 2,200,000 shares of the Company's common stock, providing the Company with proceeds, net of underwriting fees and estimated Offering expenses, of approximately $13.2 million. Through June 30, 1998, the Company had financed its operations primarily through private offerings of its equity securities, collaborative research revenues and loans from Schering AG and from interest income. From inception through June 30, 1998, the Company raised an aggregate of $9.3 million through private sales of equity securities and receipt of loans, including $5.7 million in equity investments and $500,000 in loans from Schering AG and $3.1 million in equity provided by other private investors. The $500,000 in loans from Schering AG consist of two promissory notes issued in 1995 to fund operations. The notes bear interest at 1% below the prime rate; at June 30, 1998, the notes bore interest at 7.5%. Such notes are secured by the assets of the Company (with the exception of certain equipment purchased from February 15, 1998 through June 30, 1998 which is pledged on a first priority basis under the Company's $400,000 bank loan referred to below). Principal and interest on the notes are due and payable upon demand on or after June 30, 1999.

     At June 30, 1998, cash and cash equivalents was $3.3 million compared to $5.6 million at December 31, 1997; the decrease resulted from the Company's operating loss, purchases of equipment and tenant improvements for the Company's new preclinical research center, initial public offering costs, and increased restricted cash, partially offset by receipt of a $2.0 million milestone payment from Schering AG which was earned by the Company in 1997 upon the achievement of a milestone relating to the development of GENERX and collected in 1998.
Current restricted cash consists of a $600,000 standby letter of credit to ensure the completion of tenant improvements at the Company's new preclinical research center. The landlord is the beneficiary of such standby letter of credit. Upon completion of such construction and the satisfaction of all terms and conditions as set forth in the real estate lease, such letter of credit will be terminated by the Company. The Company expects to effect such termination during the second half of 1998 following which there would no longer be any restriction on the $600,000. The Company generally invests its excess cash in high credit quality debt instruments of corporations and financial institutions and in U.S. government securities. Working capital decreased to $3.0 million as of June 30, 1998, from $7.0 million at the end of 1997, primarily due to the loss for the period and capital expenditures for the construction of the Company's new preclinical research center.

     The Company has entered into certain technology license agreements in addition to the Schering Agreement related to the Company's technology portfolio covering methods of gene therapy, therapeutic genes, and gene delivery vectors. To retain certain licensing rights under these cancelable agreements, the Company anticipates that it may be required to make aggregate payments of approximately $2.8 million through 1999. The Company's core technologies are focused on the development of gene therapies that promote angiogenesis, myocardial adrenergic signaling and heart muscle regeneration. The Company has in-licensed certain technology covering proprietary methods of gene therapy and a portfolio of therapeutic genes for use with such methods of gene therapy. The Company evaluates on an ongoing basis the safety, efficacy and commercialization of the therapeutic genes it has licensed and, based on such evaluations, the Company designates certain genes for use in the development of each of the Company's cardiovascular gene therapy products.

     While research is continuing, the Company has currently designated one gene (FGF-4) for use in the development of two angiogenic gene therapy products: (1) GENERX, as a treatment for coronary artery disease, and (2) GENVASCOR, as a treatment for peripheral vascular disease. These are the only products currently in development by the Company for which a specific gene has been designated. Upon any successful commercialization of these two angiogenic gene therapy products using this designated gene, the total financial milestone obligations, licensing fees and other related amounts payable by the Company pursuant to license agreements with New York

University and the University of California could total up to $4,950,000, including $825,000 which has already been paid by the Company as of June 30, 1998. In addition, upon any successful commercialization of such products, the Company would be required to make, pursuant to the terms of the license agreements, royalty payments on net sales of products that utilize such gene. However, the Company may, in its sole discretion, change such designated gene at any time and the license agreement covering such designated gene could be terminated by the Company and all future financial obligations with respect to such gene would cease.

     In addition to GENERX and GENVASCOR, the Company has two other products, GENEVX and GENECOR, which have progressed beyond the research stage. The angiogenic genes to be designated by the Company for use in development of GENEVX and GENECOR will not be finalized until the Company has progressed further along in its evaluation process. Based on the Company's currently existing agreements covering in-licensed technology, including methods of gene therapy and therapeutic genes, and the successful commercialization of its gene therapy products, the Company's total financial obligations pursuant to licensing agreements with respect to all four of its products which are currently beyond the research stage could range from between $6.8 million to $14.6 million, of which $2.4 million has been paid through June 30, 1998, depending on the selections of therapeutic genes for use in the Company's angiogenic gene therapy products, GENEVX and GENECOR. However such amounts could be significantly increased or decreased depending on the outcome of the Company's research and commercialization activities pursuant to the collaboration with Schering AG and/or the outcome of the Company's internally funded research. In addition, the Company would be required to pay a royalty on worldwide net sales of products that utilize in-licensed technology. The information set forth above with respect to potential fees payable by the Company for in-licensed technology involves many variables and is subject to a high degree of potential variation. The Company may be required to secure the license rights to certain other methods of gene therapy and therapeutic genes based on product development and commercialization requirements.

     Through June 30, 1998, the Company had acquired an aggregate of $2.2 million in laboratory and office equipment and tenant improvements. The Company has made substantial increases in purchases of property and equipment in the first half of 1998 compared to 1997 and prior years, and will continue to do so through at least the fourth quarter of 1998. In the second quarter of 1998, the Company began to occupy a new preclinical research center. In the fourth quarter of 1998, following completion of construction and leasehold improvements, the Company intends to occupy a larger administrative facility to support expanded research and development efforts. In connection with these new facilities, the Company expects to incur property and equipment costs of approximately $4.0 million through the first quarter of 1999, of which up to $400,000 will be financed through a bank loan that was entered into in April 1998. The Company intends to increase this loan amount in the second half of 1998. Rent expense related to the Company's research and administrative facilities is expected to increase substantially compared to 1997 and prior years. The new preclinical research center is leased for a five-year term with two five-year renewal options. Rent expense over the initial term is expected to average $275,000 per year. The new administrative facility is leased for a six-year term with one five-year renewal option. Rent expense is expected to average approximately $450,000 per year over the initial term.

     To date, substantially all revenue received by the Company has been from its collaboration with Schering AG, and the Company expects that substantially all revenue for the next several years will continue to come from the Schering AG and other future collaborations. Under the Schering Agreement, the Company may receive:
(i) research and development funding pursuant to the Schering Agreement for an Initial Product (as defined therein), which amount may be adjusted to support research and development for additional products within the field of angiogenic gene therapy, (ii) milestone payments for each Initial Product and for each New Product (each as defined therein) based on the Company's achievement of milestones pertaining to certain regulatory filings and the development and commercialization of products under the Schering Agreement; and (iii) a royalty rate based on worldwide net sales of each product and an additional supplemental royalty based on worldwide net sales of each product and the product's cost of goods, up to a maximum specified royalty rate. There can be no assurance that the Company will be able to establish additional collaborations on acceptable terms, if at all, or that current or future collaborations will be successful and provide adequate funding to meet the Company's needs. Schering AG currently reimburses the Company for all of its research and development expenses in the angiogenic gene therapy field as it relates to an Initial Product and for certain related administrative expenses. The Company expects to incur substantial increases in operating expenses over the next 24 months as it accelerates its research and development activities. Increases in operating expenses will include, but are not limited to, increased personnel costs, rent, supplies and other costs which will result from operating its new facilities. To the extent such costs are incurred in fields other than angiogenic gene therapy or are otherwise not reimbursable under the current arrangement with Schering AG, the Company intends to use proceeds from the Offering completed in July 1998 to cover such expenses.

     Based on the Company's business strategy, the development of products will require the continued commitment of substantial resources by the Company to conduct research, preclinical studies and clinical trials, and to augment quality control, regulatory and administrative capabilities. The future capital requirements of the Company will depend on many factors, including the pace of scientific progress in its research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the Company's dependence on third parties for activities related to the development and commercialization of its potential products (including the ability to establish additional collaborations and changes to its existing collaboration with Schering AG), the cost of third-party manufacturing arrangements and the effectiveness of the Company's commercialization activities. The Company believes that its available cash and anticipated sources of funding, including Schering AG, together with the net proceeds of the Offering, would be adequate to satisfy its anticipated capital requirements through the second quarter of 2000. The Company expects that it will seek any additional capital needed to fund its operations through new collaborations, the extension of its existing collaboration, or through public or private equity or debt financings. There can be no assurance that additional financing will be available on acceptable terms or at all. Any inability to obtain additional financing could have a material adverse effect on the Company. In addition, so long as the $400,000 bank loan entered into in April 1998 remains outstanding, the Company must obtain the lender's consent for certain additional indebtedness of the Company.

YEAR 2000 COMPLIANCE

     The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 hardware and software issues. The Company intends to confirm its compliance regarding Year 2000 issues for both internal and external information systems by the end of 1998. This process will entail communicating with significant suppliers, financial institutions, insurance companies and other parties that provide significant services to the Company. However, the Company is unable to control whether its current and future suppliers' or collaborative partners' systems are Year 2000 compliant. To the extent that collaborative partners would be unable to order products or pay invoices, or suppliers would be unable to manufacture and ship product, the Company's operations could be affected. Expenditures required to make the Company Year 2000 compliant will be expensed as incurred and are not expected to be material to the Company's consolidated financial position or results of operations.


FACTORS THAT MAY AFFECT RESULTS

EARLY STAGE OF PRODUCT DEVELOPMENT AND OF GENE THERAPIES; RISK OF TECHNOLOGICAL OBSOLESCENCE

     The Company was founded in 1995 and, accordingly, has only a limited operating history upon which an evaluation of the Company's business and prospects can be based. In addition, the Company's potential products are all in the early developmental stage and require significant time-consuming and costly development, testing and regulatory approvals. In December 1997, the Company's strategic partner, Schering AG, filed an IND with the U.S. Food and Drug Administration ("FDA") and, in May 1998, began the Phase I/II clinical trial to determine the safety and efficacy of GENERX, the Company's gene therapy for the treatment of coronary artery disease designed to relieve stable exertional angina. None of the Company's other products or therapies under development are in clinical trials. To achieve profitable operations, the Company, alone or with others, must successfully develop, clinically test, receive regulatory approvals for and market and sell its products. Any products resulting from the Company's product development efforts are not expected to be available for sale for a number of years, if at all. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. There can be no assurance that the Company independently or through its collaborations will successfully develop, commercialize, manufacture or market any products. Moreover, gene therapy is a new and rapidly developing technology and is expected to undergo significant change in the future. Rapid technological development could result in the Company's current and future products or methods of gene therapy becoming obsolete prior to successful commercialization of the Company's products.

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY

     The Company has experienced operating losses since its inception in 1995. As of June 30, 1998, the Company had an accumulated deficit of approximately $4.5 million. Through June 30, 1998, substantially all of the Company's financial resources have been derived from funds received from its collaborative arrangement with Schering AG and through the sale of privately placed equity securities. There is no assurance that the level of funding made available by Schering AG will not vary from period to period or that Schering AG will not withdraw funding altogether from one or more of the Company's products. In July 1998, the Company completed the Offering of 2,200,000 shares of the Company's common stock, providing the Company with proceeds, net of underwriting fees and estimated Offering expenses, of approximately $13.2 million. The Company expects to incur additional losses at least for the foreseeable future and expects losses to increase as the Company's research and development efforts and clinical trials progress. To date, the Company has not generated any revenue from the sales of products developed by the Company, nor does the Company expect to generate any such revenue for a number of years, if at all. There can be no assurance that the Company independently or through its collaborations will successfully develop, commercialize, manufacture or market any products or ever achieve or sustain revenues or profitability from the commercialization of such products. Moreover, even if profitability is achieved, the level of that profitability cannot be predicted. Furthermore, the Company expects that operating results will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues received from collaborative arrangements and other sources, and that some of these fluctuations may be significant.

UNCERTAINTIES RELATED TO CLINICAL TRIALS; UNCERTAINTIES RELATED TO SAFETY AND EFFICACY

     Before obtaining required regulatory approvals for the commercial sale of each product under development, the Company and its collaborators must demonstrate through preclinical studies and clinical trials that such product is safe and efficacious for use in at least one medical indication. The results of preclinical studies do not necessarily predict safety or efficacy in humans. Further, the results of preclinical studies and initial clinical trials are not necessarily predictive of results that will be obtained from large-scale Phase III clinical testing. There can be no assurance that clinical trials of any product under development will demonstrate the safety and efficacy of such product or will result in a marketable product. Possible side effects of gene therapy technologies may be serious and life-threatening. For example, possible serious side effects of viral vector-based gene transfer include viral infections resulting from contamination with replication-competent viruses and cardiac inflammation. In addition, the development of cancer in a patient is theoretically a possible side effect of all methods of gene transfer. Furthermore, as with most other biopharmaceutical products, there is also a possibility of toxicity or decreased efficacy associated with an immune response toward any viral vector used in the Company's treatments. The possibility of such response may be increased if there is a need to deliver the viral vector frequently. There can be no assurance that unacceptable side effects will not be discovered during preclinical and clinical testing of the Company's potential products or thereafter. Moreover, clinical trials are often conducted with patients having the most advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse medical effects for reasons that may not be related to the proposed product being tested, but which can nevertheless affect clinical trial results. A number of companies have suffered significant setbacks in advanced clinica trials, despite promising results in earlier trials. The failure to demonstrate adequately the safety and efficacy of a therapeutic gene therapy product under development would delay or prevent regulatory approval of the product and could have a material adverse effect on the Company. In addition, the FDA may require additional clinical trials, which could result in increased costs and significant development delays.

     The rate of completion of clinical trials of the Company's products is dependent upon, among other factors, obtaining adequate clinical supplies and the rate of patient recruitment.

Patient recruitment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in planned patient enrollment in clinical trials may result in increased costs, program delays or both, which could have a material adverse effect on the Company. In addition, Schering AG has certain rights to control the planning and implementation of product development and clinical programs related to angiogenic gene therapy products, and there can be no assurance that Schering AG or any other collaborative partner's rights to control aspects of such or other programs will not impede the Company's ability to conduct such programs in accordance with the schedules and in the manner currently contemplated by the Company for such programs. Further, there can be no assurance that, if clinical trials are completed, the Company or any collaborative partner will submit a marketing application or that any such application will be reviewed and approved by the FDA in a timely manner, if at all. In addition, with respect to foreign markets, the Company is subject to foreign regulatory requirements governing clinical trials.

EXTENSIVE GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVAL

     The manufacturing and marketing of Collateral's products and its ongoing research and development activities will be subject to regulation by numerous governmental authorities in the United States and other countries. Prior to marketing, any therapeutic product developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities. These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain, and approval itself may not be obtained. The Company may decide to modify a product in testing, thus extending the test period. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA review of each submitted New Drug Application ("NDA"), Product License Application ("PLA") or Establishment License Application ("ELA"). Similar requirements and/or delays may also be encountered in other countries. There can be no assurance that, even after substantial time and expenditures, regulatory approval by the FDA or any equivalent foreign authorities will be obtained for any products developed by the Company. Moreover, prior to receiving FDA or equivalent foreign authority approval to market its products, the Company or any collaborative partner may be required to demonstrate that the Company's products represent improved forms of treatment over existing therapies. Even if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and related manufacturing facilities are subject to continual review and periodic inspections, and subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on suh product or manufacturer, including withdrawal of the product from the market. Finally, because gene therapy is relatively new, and is only beginning to be extensively tested in humans, the regulatory requirements governing gene therapy may be modified, perhaps extensively, in the future.

     In addition to laws and regulations enforced by the FDA, the Company is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations.

     For marketing outside the United States, the Company is subject to foreign regulatory requirements governing clinical trials and marketing approval for drugs and devices. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. Failure to comply with such regulatory requirements or to obtain such approvals could impair the Company's ability to develop these markets and have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY OF PATENT PROTECTION; DEPENDENCE ON PROPRIETARY TECHNOLOGY

     The Company's success will depend in part on the ability of the Company and its licensors to: obtain patent protection with respect to its methods of gene therapy, therapeutic genes and/or gene-delivery vectors; defend patents once obtained; maintain trade secrets and operate without infringing upon the patents and proprietary rights of others; and if needed, obtain appropriate licenses to patents or proprietary rights held by third parties with respect to its technology, both in the United States and in foreign countries.

     The Company intends to file applications as appropriate for patents covering its methods of gene therapy, therapeutic genes and gene-delivery vectors. To date, the Company is an exclusive licensee of rights covered by one issued patent and has filed or licensed over 10 currently pending patent applications in the United States relating to the Company's technology, as well as foreign counterparts of certain of these applications in many countries. Since patent applications in the United States are maintained in secrecy until patents issue and patent applications in certain other countries generally are not published for up to 18 months after they are first filed, and since publication of discoveries in scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it or any licensor was the first creator of inventions covered by pending patent applications or that it or such licensor was the first to file patent applications for such inventions. There can be no assurance that patents will issue from any of these applications or, with respect to any patents issued to the Company or to licensors of the Company's technology, that such patents will not be challenged, held unenforceable, invalidated or circumvented, or that the rights granted thereunder will provide significant proprietary protection or commercial advantage to Collateral.

     A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Company's business. Some of these technologies, applications or patents may conflict with the Company's technologies, applications or patents. Such conflict could limit the scope of the patents, if any, that the Company may be able to obtain or result in denial of the Company's or its licensor's patent applications. In addition, if patents that cover the Company's activities are issued to other companies, there can be no assurance that the Company would be able to develop or obtain alternative technology.

     In addition, some of the Company's products rely on patented inventions developed using U.S. government resources. The U.S. government would retain certain rights, as defined by law, in such patents, and may choose to exercise such rights.

     The patent positions of pharmaceutical and biopharmaceutical firms, including Collateral, are often uncertain and involve complex legal and technical questions. Further, the coverage sought in a patent application can be significantly reduced before or after a patent is issued. In addition, the extent to which changes in law will affect the operations of Collateral cannot be ascertained.

     The commercial success of the Company will also depend in part on the Company's not infringing patents issued to competitors and not breaching technology licenses that cover technology used in the Company's products. As the biotechnology industry expands and more patents are issued, the risk increases that the Company's processes and potential products may give rise to claims that they infringe on the patents of others. It is uncertain whether any third party patents will require Collateral to develop alternative technologies or to alter its products, technologies or processes, obtain licenses or cease certain activities. If any such licenses are required, there can be no assurance that the Company will be able to obtain such licenses on commercially favorable terms, if at all. Certain license agreements require the Company to satisfy various milestone and due diligence requirements and pay certain fees and expenses in order to maintain such licenses. Costs associated with any licensing arrangement may be substantial and could include ongoing royalties. There can be no assurance that the Company will be able to satisfy such milestone and due diligence requirements or to pay such fees and expenses. Failure by the Company to obtain a license to any technology that it may require to commercialize its products could have a material adverse effect on the Company. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third-party proprietary rights or licenses. Such litigation could also result in significant diversion of effort by the Company's technical management personnel. An adverse outcome of any such litigation could have a material adverse effect on the Company's financial condition and business. Should any of its competitors have filed patent applications in the United States which claim technology also invented by the Company, the Company may be required to participate in inerference proceedings declared by the United States Patent and Trademark Office in order to determine priority of invention and, thus, the right to a patent for the technology, all of which could result in substantial cost to the Company to determine its rights, if any.

     The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. It is the Company's policy to require its employees, certain contractors, consultants, members of the Scientific Advisory Board and parties to collaborative agreements to execute confidentiality agreements upon the commencement of a business relationship with the Company. There can be no assurance that these agreements will not be breached, that they will provide meaningful protection of the Company's trade secrets or know-how or adequate remedies in the event of unauthorized use or disclosure of such information or that the Company's trade secrets or know-how will not otherwise become known or be independently discovered by its competitors.

UNCERTAINTY OF MARKET ACCEPTANCE

     The Company's success is dependent on acceptance of those gene therapy products that it successfully develops for the market. The Company believes that recommendations by physicians and healthcare payors will be essential for market acceptance of such gene therapy products. In the past, concerns have arisen regarding the potential safety and efficacy of gene therapy products derived from pathogenic viruses such as adenoviruses. Since the Company's proposed gene therapy products utilize adenovirus vectors, there can be no assurance that physicians and healthcare payors (who can indirectly affect the attractiveness of the Company's proposed products by regulating the maximum amount of reimbursement they will provide for such proposed products) will conclude that the technology is safe. Unanticipated side effects or unfavorable publicity concerning any of the Company's products generally or those of its competitors could have an adverse effect on whether the Company's products achieve or maintain acceptance by prescribing physicians, other healthcare providers or patients. There can be no assurance that the Company's products will achieve or maintain significant market acceptance among patients, physicians or healthcare payors, even if necessary regulatory and reimbursement approvals are obtained. Failure to achieve or maintain significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON COLLABORATIVE RELATIONSHIPS

     The Company's strategy for the development, clinical testing, manufacturing and commercialization of its potential products relies on the Company entering into collaborations with corporate partners, licensors, licensees and others.
To date, the Company has entered into one such relationship, a research and development collaboration with Schering AG in the field of angiogenic gene therapy. The Schering Agreement allows Schering AG significant discretion in electing to pursue or not to pursue any development programs and gives Schering AG the right to terminate the agreement at any time upon a material breach by the Company or on 60 days written notice. In addition, Schering AG may terminate its agreement with the Company upon 90 days written notice, without payment of a termination fee, if a third party which is a competitor of Schering AG or the Company acquires substantially all the assets of the Company or 49% or more of the voting stock of the Company. There can be no assurance that the Schering AG collaboration will continue or that the collaboration will be successful. In addition, if products are approved for marketing under these programs, any revenues to the Company from these products will be dependent on the marketing and sales efforts of its collaborators, who may retain commercialization rights under such agreements. There can be no assurance that the Company will be able to maintain or expand its existing collaboration or establish additional collaborations or licensing arrangements necessary to develop and commercialize non-surgical gene therapy products based on the Company's technology, that any such collaborations or licensing arrangements will be on terms favorable to the Company or that the current or any future collaborations or licensing arrangements ultimately will be successful. Under the Company's current strategy, and for the foreseeable future, the Company does not expect to develop or market products on its own. As a result, the Company will be dependent on collaborators for the funding of certain preclinical studies and clinical development of products and for regulatory approval, manufacturing and marketing
of its products resulting from the application of the Company's technology.   In
addition, the Company's collaborative agreements may provide potential manufacturers with significant discretion in electing whether or not to pursue development activities. The Company cannot control the amount and timing of resources that collaborators will devote to the Company's programs or potential products.

     The Company intends to rely on its collaboration with Schering AG for significant continued funding in support of its angiogenic gene therapy research efforts. If such funding were reduced or terminated, the Company would be required to devote additional internal resources, if and to the extent available, to clinical trials, and other product development and commercialization activities, scale back or terminate certain research and development programs, seek alternative collaborations or financing sources or sell or license rights to some of its proprietary technology, including its genes.

     In addition, there can be no assurance that Schering AG or any other collaborator will not pursue alternative technologies, either on their own or in collaboration with others, as a means for developing products that could compete with the types of gene therapy products currently being developed in collaboration with the Company, which may result in the withdrawal of support for the Company's programs. If the Company's collaborative partners were to breach or terminate their agreements with the Company or otherwise fail to conduct their collaborative activities successfully, the development of the Company's products would be delayed or terminated. The delay or termination of any of the collaborations could have a material adverse effect on the Company.

     There can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with its collaborators. These and other possible disagreements between collaborators and the Company could lead to delays in the achievement of milestones or receipt of payments therefor, adversely affect collaborative research, development and commercialization of certain potential products or require or result in litigation or arbitration, which could be time consuming and expensive and could have a material adverse effect on the Company.

LACK OF MANUFACTURING CAPABILITY

     The Company does not have internal manufacturing capabilities. The Company's current strategy is to rely on collaborative partners to manufacture its products. Currently, Schering AG is solely responsible for all activities related to manufacturing of any gene therapy products developed under its collaboration with the Company. In the alternative, the Company will seek to establish relationships with third parties to manufacture the Company's products for clinical trials and commercial sales. There can be no assurance that the Company would be able to establish such relationships on commercially acceptable terms, if at all. Further, there can be no assurance that the Company's collaborators or any third party manufacturers will be able to manufacture products in commercial quantities under good manufacturing practices mandated by the FDA or under any such practices mandated by any foreign authority on a cost-effective basis. Further, there can be no assurance that manufacturing or quality control problems will not arise in connection with the manufacture of the Company's products or that third party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing the Company's products. The Company's dependence on its collaborators or any other third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and commercialize products on a timely and competitive basis.

LACK OF SALES AND MARKETING CAPABILITY

     The Company does not have internal marketing and sales capabilities. The Company's current strategy is for its collaborative partners to market and sell any products which it successfully develops for the market. Currently, Schering AG will be solely responsible for all activities related to marketing and sales of any gene therapy products developed under its collaboration with the Company. Should the Company have to market and sell its products directly, the Company would need to develop a marketing and sales force with technical expertise and distribution capability. The creation of infrastructure to commercialize pharmaceutical products is an expensive and time-consuming process. Alternatively, the Company could contract with other pharmaceutical and/or healthcare companies with distribution systems and direct sales forces. There can be no assurance that the Company will be able to establish marketing and sales capabilities or be successful in gaining market acceptance for its products. To the extent that the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties, and there can be no assurance that any such efforts will be successful.

COMPETITION

     The Company is aware of a number of companies and institutions that are developing or considering the development of potential gene therapy, cell therapy treatments and angiogenic protein infusion therapies, including early-stage gene therapy companies, fully integrated pharmaceutical companies, universities, research institutions, governmental agencies and other healthcare providers. Additionally, there are a number of medical device companies which are developing innovative surgical procedures including (i) laser-based systems to perform transmyocardial revascularization to stimulate coronary angiogenesis and (ii) surgical devices and systems to perform minimally invasive cardiothoracic surgery to simplify traditional mechanical revascularization techniques such as Coronary Bypass Surgery and less invasive procedures such as catheter-based treatments, including balloon angioplasty, atherectomy and coronary stenting. In addition, the Company's potential products will be required to compete with existing pharmaceutical products, or products developed in the future, that are based on new or established technologies.

     Many of the Company's competitors have substantially more financial and other resources, larger research and development staffs and more experience and capability in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals and in manufacturing, marketing and distribution than the Company. In addition, the competitive positions of other early-stage companies may be enhanced significantly through their collaborative arrangements with large pharmaceutical companies, biotechnology companies or academic institutions. The Company's competitors may succeed in developing, obtaining patent protection for, receiving FDA and other regulatory approvals for, or commercializing products more rapidly than the Company. If the Company is successful in commercializing its products, it may be required to compete with respect to manufacturing efficiency and marketing capabilities, areas in which it has no experience.

     The Company also competes with others in acquiring products or technology from research institutions or universities. The Company's competitors may develop or acquire new technologies and products that are available for sale prior to the Company's potential products or that are more effective than the Company's potential products. In addition, competitive products may be manufactured and marketed more successfully than the Company's potential products. Such developments could render the Company's potential products less competitive or obsolete, and could have a material adverse effect on the Company.

DEPENDENCE ON THIRD PARTY REIMBURSEMENT AND HEALTHCARE REFORM

     Collateral's commercial success will be heavily dependent upon the reimbursability of the use of any products developed by the Company. There can be no assurance that Medicare and third-party payors will authorize or otherwise budget reimbursement for the Company's products and services. Additionally, third-party payors, including Medicare, are increasingly challenging the prices charged for medical products and services and may require substantial cost-benefit analysis data from the Company in order to demonstrate the cost-effectiveness of its products. There can be no assurance that the Company will be able to provide such data in order to gain market acceptance of its products with respect to pricing and reimbursement.

     The future revenues and profitability of, and availability of capital for, biotechnology companies may be materially and adversely affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare through various means. In certain foreign markets, pricing or profitability of medical products and services is subject to government control. In the United States, the Company expects that there will continue to be a number of federal and state proposals to implement government control of pricing and profitability. In addition, increasing emphasis on managed healthcare may continue to put pressure on such pricing. Cost control initiatives could decrease the price that the Company or any of its collaborative partners or other licensees receives for any products it may discover or develop in the future and, by preventing the recovery of development costs, which could be substantial, and minimizing profit margins, could also have a material adverse effect on the Company. Further, to the extent that cost control initiatives have a material adverse effect on the Company's collaborative partners, in light of the Company's strategy to rely on collaborations, the Company's ability to commercialize its products and to realize royalties may be adversely affected. Furthermore, federal and state regulations govern or influence the reimbursement to healthcare providers of fees and capital equipment costs in connection with medical treatment of certain patients. There can be no assurance that action taken by federal and/or state governments, if any, with regard to healthcare reform will not have a material adverse effect on the Company. If any actions are taken by federal and/or state governments, such actions could adversely affect the prospects for sales of the Company's products.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     Based on the Company's business strategy, the development of products will require the commitment of substantial additional resources by the Company to conduct research, preclinical studies and clinical trials, and to augment quality control, regulatory and administrative capabilities. The future capital requirements of the Company will depend on many factors, including the pace of scientific progress in its research and development programs, the magnitude of these programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability to establish additional collaborations, changes in existing collaborations, the Company's dependence on third parties for activities related to the development and commercialization of its potential products, the cost of third-party manufacturing arrangements and the effectiveness of the Company's commercialization activities. The Company believes that its available cash and anticipated sources of funding, including Schering AG, together with the net proceeds of the Offering completed in July 1998, would be adequate to satisfy its anticipated capital requirements through the second quarter of 2000. The Company expects that it will seek any additional capital needed to fund its operations through new collaborations, the extension of existing collaborations or through public or private equity or debt financings. There can be no assurance that additional financing will be available on acceptable terms or at all. Any inability to obtain additional financing could have a material adverse effect on the Company.

PRODUCT LIABILITY

     The testing, manufacture and sale of human healthcare products entail the inherent risk of liability claims or product recalls and associated adverse publicity. The Company has obtained clinical trial product liability insurance for its Phase I/II human clinical trial for GENERX and intends to obtain insurance for future clinical trials of other potential products under development and for potential product liability associated with the manufacture and commercial sale of the Company's potential products. Such insurance is expensive, and there can be no assurance that it will continue to be available in sufficient amounts and on acceptable terms, if at all. An inability to obtain product liability insurance at acceptable costs or to otherwise protect against product liability claims could prevent or inhibit the commercialization of products developed by the Company. The Company's business could be materially and adversely affected if it were required to pay material damages, or to incur significant defense costs, in connection with a lawsuit or other action for which it does not have adequate insurance coverage. In addition, a product liability claim or recall could have a material adverse effect on the business and financial condition of the Company. Even if the Company receives the required regulatory approvals for any of its products under development, there can be no assurance that additional liability insurance coverage for commercialized products will be available in the future on acceptable terms, or at all.

DEPENDENCE ON KEY PERSONNEL AND ADVISORS

     Collateral is highly dependent on the principal members of its scientific and management staff, the loss of whose services might impede the achievement of development objectives. The Company does not have employment agreements with any member of its scientific or management staff, although certain key members of the Company's scientific staff have entered into Scientific Advisory Consulting Agreements with the Company. Such agreements, however, may be terminated at any time by either party. Recruiting and retaining additional qualified management, operations and scientific personnel to perform research and development work in the future will also be critical to Collateral's success. In order to pursue its research and development programs, the Company will need to hire additional qualified scientific and management persons in 1998 and 1999. Although the Company believes it will be successful in attracting and retaining skilled and experienced management, operational and scientific personnel, there can be no assurance that it will be able to attract and retain such personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, universities and other research institutions for such personnel. In addition, the Company relies on the members of its Scientific Advisory Board to assist the Company in formulating its research and development strategy. All of the scientific advisors are employed by employers other than the Company and may have commitments to, or consulting contracts with, other entities that may limit their availability to the Company. Although generally each scientific advisor has agreed not to perform services for another entity that would create a conflict of interest with the scientific advisor's services for the Company, there can be no assurance that such a conflict will not arise.

HAZARDOUS MATERIALS

     Collateral's research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although the Company believes that its current safety procedures for handling and disposing of such materials comply with the standards prescribed by local, state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. The Company may also incur substantial costs to comply with current or future environmental regulations.

VOLATILITY OF STOCK PRICE

     The market prices and trading volumes for securities of emerging companies, like Collateral, have historically been highly volatile and have experienced significant fluctuations unrelated to the operating performance of such companies. Future announcements concerning the Company or its competitors may have a significant impact on the market price of the Common Stock. Such announcements might include the results of research, development testing, technological innovations, new commercial products, government regulation, developments concerning proprietary rights, litigation or public concern as to the safety of the products.

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

     Collateral's Amended and Restated Certificate of Incorporation requires that any action required or permitted to be taken by stockholders of the Company must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing. The Restated Bylaws, do not permit stockholders of the Company to call a special meeting of stockholders. Under the Restated Bylaws, special meetings may only be called by the Company's Chief Executive Officer, President, or Chairman of the Board, and shall be called by the President or Secretary at the written request of a majority of the Board. The Restated Bylaws also require that stockholders give advance notice to the Company's secretary of any nominations for director or other business to be brought by stockholders at any stockholders' meeting and require a supermajority vote of members of the Board and/or stockholders to amend certain Restated Bylaw provisions. These provisions and other charter and bylaw provisions may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the stockholders might otherwise receive a premium for their shares over the then current market prices, and may limit the ability of the stockholders to consider transactions that they may deem to be in their best interests. Such provisions may also have the effect of preventing changes in the management of the Company. In addition, the Board of Directors has the authority to fix the rights and preferences of and issue shares of preferred stock without action by the stockholders, which, if issued, may have the effect of delaying or preventing a change in control of the Company.

YEAR 2000 COMPLIANCE

     The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 hardware and software issues. The Company intends to confirm its compliance regarding Year 2000 issues for both internal and external information systems by the end of 1998. This process will entail communicating with significant suppliers, financial institutions, insurance companies and other parties that provide significant services to the Company. However, the Company is unable to control whether its current and future suppliers' or collaborative partners' systems are Year 2000 compliant. To the extent that collaborative partners would be unable to order products or pay invoices, or suppliers would be unable to manufacture and ship product, the Company's operations could be affected. Expenditures required to make the Company Year 2000 compliant will be expensed as incurred and are not expected to be material to the Company's consolidated financial position or results of operations.

       SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Collateral is a development stage company with products in the early stages of development. As a result, a substantial number of statements contained in this Quarterly Report on Form 10-Q and the Registration Statement on Form S-1, as amended, including without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, may constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Collateral, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those discussed under the caption "Factors That May Affect Results" as well as those factors addressed in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission, as amended. Given these uncertainties, investors, and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the date hereof.

     PART II--OTHER INFORMATION

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a)  Not applicable.

     (b)  Not applicable.

     During the three month period ended June 30, 1998, the Company issued the following unregistered securities:
        1) On April 17, 1998, the Company granted an aggregate of 209,000 options to purchase shares of Common Stock of the Company with an exercise price of $4.92 per share under the Company's 1995 Stock Option/Stock Issuance Plan, as amended (the "Plan"), to executive officers of the Company.

     The issuance of the above options was deemed to be exempt under the Securities Act by Rule 701 promulgated thereunder as an issuance under the Company's Plan, not involving any public offering.

     (d) On July 8, 1998, the Company offered for sale 2,200,000 shares of its common stock priced at $7.25 per share for an aggregate offering price of $15.95 million in an initial public offering (the "Offering") led by an underwriting group consisting of Bear, Stearns & Co. Inc., Raymond James & Associates, Inc. and Vector Securities International, Inc. The proceeds of the Offering to the Company, net of underwriting fees and estimated Offering expenses, were approximately $13.2 million. The Registration Statement on Form S-1 (the "Registration Statement") filed by the Company with the Securities and Exchange Commission (the "Commission") in connection with the Offering (File No. 333-51029), as amended, was declared effective by the Commission on June 24, 1998. The Company then filed three post-effective amendments to the Registration Statement. On July 2, 1998, concurrent with the filing by the Company of Post-Effective Amendment No. 3 to the Registration Statement, the Commission declared such Registration Statement, as so amended, effective. Because all of the proceeds from the Offering were generated after June 30, 1998, none of these proceeds were used during the three-month period covered by this report on Form 10-Q.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On April 22, 1998, the Company's shareholders, represented by 2,523,997 shares out of 3,142,972 shares of common stock outstanding, all shares of Series A Preferred Stock outstanding, all shares of Series B Preferred Stock outstanding and all shares of Series C Preferred Stock outstanding, by written consent, approved (i) the reincorporation of the Company in the State of Delaware, (ii) the adoption of forms of indemnity agreements providing for indemnification of the Company's directors and officers, (iii) conditioned upon the consummation of the Offering, the adoption of the Company's 1998 Stock Incentive Plan and

(iv) conditioned upon the consummation of the Offering, the adoption of the Company's 1998 Employee Stock Purchase Plan.

     On May 28, 1998, the Company's stockholders, represented by 2,634,884 shares out of 3,142,972 shares of common stock outstanding, all shares of Series A Preferred Stock outstanding, all shares of Series B Preferred Stock outstanding and all shares of Series C Preferred Stock outstanding, by written consent, approved (i) an amendment and restatement of the Company's Certificate of Incorporation to, among other things, set the authorized number of shares of common stock to forty million (40,000,000), set the authorized number of shares of undesignated preferred stock to five million (5,000,000), eliminate certain provisions which contain procedural advantages in favor of a hostile acquiror, and provide for a classified board, (ii) the adoption of forms of indemnity agreements providing for indemnification of the Company's directors and officers, (iii) conditioned upon the consummation of the Offering, the adoption of the Company's 1998 Stock Incentive Plan and (iv) conditioned upon the consummation of the Offering, the adoption of the Company's 1998 Employee Stock Purchase Plan.

     On May 29, 1998, the Company's stockholders, represented by 2,634,884 shares out of 3,142,972 shares of common stock outstanding, all shares of Series A Preferred Stock outstanding, all shares of Series B Preferred Stock outstanding and all shares of Series C Preferred Stock outstanding, by written consent, approved an amendment to the Company's Certificate of Incorporation effecting a 1.9 for 1 stock split of the Company's common stock. On each date, there were 374,532 shares of Series A Preferred Stock, 374,532 shares of Series B Preferred Stock and 472,476 shares of Series C Preferred Stock outstanding.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

     3.1  Second Restated Certificate of Incorporation of the Company.

     3.2 Incorporated by reference to the Restated Bylaws of the Company filed as Exhibit 3.4 to Registration Statement No. 333-51029 on Form S-1 filed on June 24, 1998, as amended (the "Registration Statement").

     10.1 Incorporated by reference to the Torrey Reserve Office Lease between Pacific Torrey Reserve Holding, L.P. and the Company filed as Exhibit
          10.26 to the Registration Statement.

     10.2 Incorporated by reference to the Credit Agreement between the Company and Imperial Bank filed as exhibit 10.42 to the Registration Statement.

     10.3 Incorporated by reference to the 1998 Stock Incentive Plan filed as
          Exhibit 10.35 to the Registration Statement.

     27.1 Financial Data Schedule.


(b)  Reports on Form 8-K.

     No Reports on Form 8-K were filed during the three month period ended June 30, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLATERAL THERAPEUTICS, INC.


Date:     August 6, 1998                \s\ Christopher J. Reinhard
                                        ----------------------------------------
                                        Christopher J. Reinhard
                                        Chief Operating and Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)