Form 10-Q
period 1998-09-30
COLLATERAL THERAPEUTICS INC
filed 1998-11-10
CIK 1060329

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
----------     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

                                          or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
----------     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ___________ to ___________

                           Commission File Number 000-24505

                            COLLATERAL THERAPEUTICS, INC.
                (Exact name of Registrant as specified in its charter)

Delaware                                33-0661290
---------------------------------       ----------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification Number)

9360 Towne Centre Drive
San Diego, California                   92121
---------------------------------       ----------------------------------
(Address of principal                   Zip Code
executive offices)

Registrant's telephone number,
including area code:                    619-824-6500
                                        ----------------------------------

Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

     Yes      X                   No
        --------------               --------------

As of November 5, 1998, Registrant had 10,512,673 shares of its Common Stock outstanding.

COLLATERAL THERAPEUTICS, INC.


INDEX
-----
                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Balance Sheets                                                 3

            Statements of Operations                                       4

            Statements of Cash Flows                                       5

            Notes to Financial Statements                                  6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  8

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk    27


PART II - OTHER INFORMATION

  Item 2.   Changes in Securities and Use of Proceeds                     27

  Item 6.   Exhibits and Reports on Form 8-K                              28


Signatures                                                                29

PART I    FINANCIAL INFORMATION:
ITEM 1.   FINANCIAL STATEMENTS
  COLLATERAL THERAPEUTICS, INC.
  BALANCE SHEETS
-------------------------------------------------------------------------------

                                                    SEPTEMBER 30, DECEMBER 31,
                                                        1998          1997
                                                    ------------- ------------
  ASSETS                                             (UNAUDITED)     (NOTE)
  ------
  Current assets:
     Cash and cash equivalents                      $ 17,712,993  $ 5,605,361
     Milestone receivable from a related party                 -    2,000,000
     Prepaid expenses and other current assets           389,046      170,951
                                                    ------------- ------------
  Total current assets                                18,102,039    7,776,312
  Restricted cash - noncurrent                            72,600            -
  Property and equipment, net                          2,421,110      293,447
                                                    ------------- ------------
                                                    $ 20,595,749  $ 8,069,759
                                                    ------------- ------------
                                                    ------------- ------------
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                               $    803,514  $   476,111
     Accrued expenses                                    833,353      119,348
     Notes payable to a related party, including
        accrued interest                                 615,993            -
     Note payable to bank                                 67,951            -
     Deferred revenue                                    843,932      155,043
                                                    ------------- ------------
  Total current liabilities                            3,164,743      750,502
  Notes payable to a related party, including
     accrued interest                                          -      587,553
  Note payable to bank                                   332,049            -

  Stockholders' equity:
     Preferred Stock, par value $.001; 5,000,000
       shares authorized at September 30, 1998,
       no shares issued and outstanding at
       September 30, 1998 and December 31, 1997,
       respectively. . . . . . . . . . . . . . . .             -            -
     Series A Convertible Preferred Stock, par
       value $.001; 0 and 374,532 shares authorized,
       issued and outstanding at September 30, 1998
       and December 31, 1997, respectively.. . . . .           -          375
     Series B Convertible Preferred Stock, par value
       $.001; 0 and 374,532 shares authorized, issued
       and outstanding at September 30, 1998 and
       December 31, 1997, respectively . . . . . . .           -          375
     Series C Convertible Preferred Stock, par value
       $.001; 0 and 472,476 shares authorized, issued
       and outstanding at September 30, 1998 and
       December 31, 1997, respectively . . . . . . .           -          472
     Common Stock, par value $.001; 40,000,000 and
       19,000,000 shares authorized; 10,511,173 and
       5,971,647 shares issued and outstanding at
       September 30, 1998 and December 31, 1997,
       respectively. . . . . . . . . . . . . . . .        10,511        5,972
     Additional paid-in capital                       24,052,166    9,900,789
     Deferred compensation                            (1,141,457)    (838,206)
     Note receivable secured by common stock            (161,250)    (150,000)
     Accumulated deficit                              (5,661,013)  (2,188,073)
                                                    ------------- ------------
Total stockholders' equity                            17,098,957    6,731,704
                                                    ------------- ------------
                                                    $ 20,595,749  $ 8,069,759
                                                    ------------- ------------
                                                    ------------- ------------

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

  COLLATERAL THERAPEUTICS, INC.
  STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                           1998            1997          1998           1997
                                      ------------     ----------   ------------   ------------
                                              (UNAUDITED)                   (UNAUDITED)
  Revenues under collaborative
     research and development
     agreement with a related party    $ 1,531,420      $ 923,667    $ 3,749,781    $ 2,688,399

  Expenses:
     Research and development            2,028,175        773,096      5,219,395      3,533,909
     General and administrative            848,392        414,156      2,368,205      1,208,248
                                      ------------     ----------   ------------   ------------
  Total operating expenses               2,876,567      1,187,252      7,587,600      4,742,157
                                      ------------     ----------   ------------   ------------
  Loss from operations                  (1,345,147)      (263,585)    (3,837,819)    (2,053,758)
  Interest income                          229,640         80,896        408,352        124,548
  Interest expense                         (22,787)        (9,690)       (43,473)       (29,070)
                                      ------------     ----------   ------------   ------------
  Net loss                            $ (1,138,294)    $ (192,379)  $ (3,472,940)  $ (1,958,280)
                                      ------------     ----------   ------------   ------------
                                      ------------     ----------   ------------   ------------

  Net loss per share
     (Basic and diluted)                   $ (0.11)       $ (0.04)       $ (0.49)       $ (0.43)
                                      ------------     ----------   ------------   ------------
                                      ------------     ----------   ------------   ------------
  Weighted average shares used in
     computing net loss per share
     (Basic and diluted)                10,377,121      4,795,630      7,143,832      4,515,398
                                      ------------     ----------   ------------   ------------
                                      ------------     ----------   ------------   ------------



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

  COLLATERAL THERAPEUTICS, INC.
  STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               1998           1997
                                                          ------------   ------------
                                                                  (UNAUDITED)
  OPERATING ACTIVITIES:
     Net loss                                             $ (3,472,940)  $ (1,958,280)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                           229,273         98,359
       Amortization of deferred compensation                   855,609        182,530
       Changes in operating assets and liabilities:
          Milestone receivable from a related party          2,000,000             -
          Prepaid expenses and other current assets           (218,095)      (139,087)
          Accounts payable and accrued expenses              1,069,848        (76,485)
          Deferred revenue                                     688,889         84,601
          Restricted cash                                      (72,600)            -
                                                          ------------   ------------
  Net cash provided by (used in) operating activities        1,079,984     (1,808,362)

  INVESTING ACTIVITIES:
     Purchases of property and equipment                    (2,356,936)      (312,023)
                                                          ------------   ------------
  Net cash used in investing activities                     (2,356,936)      (312,023)

  FINANCING ACTIVITIES:
     Proceeds from issuance of common stock (net)           12,990,954             -
     Issuance of Series B convertible preferred stock               -       2,500,000
     Issuance of Series C convertible preferred stock               -       3,704,005
     Proceeds from exercise of stock options                     4,880          9,872
     Proceeds from bank loan                                   400,000             -
     Accrued interest from note receivable secured
       by common stock                                         (11,250)            -
                                                          ------------   ------------
  Net cash provided by financing activities                 13,384,584      6,213,877
                                                          ------------   ------------

  Net increase in cash
     and cash equivalents                                   12,107,632      4,093,492
  Cash and cash equivalents at
     beginning of the period                                 5,605,361      2,429,657
                                                          ------------   ------------
  Cash and cash equivalents at end of period              $ 17,712,993    $ 6,523,149
                                                          ------------   ------------
                                                          ------------   ------------



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           COLLATERAL THERAPEUTICS, INC.
                           NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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


INTERIM CONDENSED FINANCIAL STATEMENTS

     The balance sheet as of September 30, 1998, the statements of operations for the three and nine months ended September 30, 1998 and 1997, and the statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the financial statements and footnotes contained in the Company's Post-Effective Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 2, 1998.

NET LOSS PER SHARE

     Recent interpretations by the Securities and Exchange Commission ("SEC") have altered the treatment of preferred stock previously included in computing certain earnings per share data in periods prior to the Company's initial public offering completed in July 1998 ("Offering"). The Company previously considered preferred stock, which converted into common stock upon completion of the Offering, as outstanding from the date of original issuance ("as-if converted method") in computing earnings per share. To conform with the recent interpretations, the Company has revised its calculation of earnings (loss) per share for all pre-Offering periods to exclude the impact of preferred shares.

     When the Company filed its Post-Effective Amendment No. 3 to Form S-1 with the SEC on July 2, 1998, the Company followed the then-current SEC interpretations for the treatment of preferred stock in presenting pro forma net loss per share (Basic and Diluted) on the Statements of Operations. For comparative purposes, the schedule below presents the net loss per share (Basic and Diluted) for the three and nine month periods ended September 30, 1998 and the pro forma net loss per share for the corresponding 1997 periods, under the as-if converted method.

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                              ---------------------------------------------------------
                                                    1998           1997           1998          1997
                                                ------------    -----------    -----------   ------------
                                                                 PRO FORMA                    PRO FORMA
Net loss . . . . . . . . . . . . . . . . . .     $(1,138,294)     $(192,379)   $(3,472,940)   $(1,958,280)
Weighted average shares of common stock
  outstanding and shares used in computing
  net loss per share (Basic and Diluted) . .      10,377,121      4,795,630      7,143,832      4,515,398
                                                ------------    -----------    -----------   ------------
Net loss per share (Basic and Diluted) . . .          $(0.11)        $(0.04)        $(0.49)        $(0.43)
                                                ------------    -----------    -----------   ------------
                                                ------------    -----------    -----------   ------------
Adjustment to reflect the effect of the
  assumed conversion of preferred stock. . .              -       2,320,926             -       1,605,675
                                                ------------    -----------    -----------   ------------
Shares used in computing net loss per share
  (Basic and Diluted). . . . . . . . . . . .      10,377,121      7,116,556      7,143,832      6,121,073
                                                ------------    -----------    -----------   ------------

Net loss per share (Basic and Diluted) . . .          $(0.11)        $(0.03)        $(0.49)        $(0.32)
                                                ------------    -----------    -----------   ------------
                                                ------------    -----------    -----------   ------------



PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, ranging from three years to seven years, using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term.


2.  BALANCE SHEET INFORMATION

     Property and equipment consist of the following:

                                             SEPTEMBER 30,   DECEMBER 31,
                                                  1998          1997
                                             ------------    ------------

     Laboratory equipment. . . . . . . .       $  915,684      $ 110,908
     Computer equipment. . . . . . . . .          255,830        111,881
     Furniture and office equipment. . .          364,970        178,067
     Leasehold improvements. . . . . . .        1,272,225         52,440
                                             ------------    -----------
                                                2,808,709        453,296
     Accumulated depreciation
        and amortization . . . . . . . .         (387,599)      (159,849)
                                             ------------    -----------
                                               $2,421,110      $ 293,447
                                             ------------    -----------
                                             ------------    -----------


3.  REINCORPORATION AND STOCK SPLIT

     On May 28, 1998, the Company reincorporated in Delaware. Additionally, on May 29, 1998, the Company effected a 1.9-for-one stock split of the Company's Common Stock. All share and per share amounts have been retroactively restated in these financial statements to give effect to the reincorporation and the stock split. Through September 30, 1998, the number of authorized shares of the new Delaware corporation was 40,000,000 shares of Common Stock ($0.001 par value) and 5,000,000 shares of undesignated Preferred Stock ($0.001 par value).

4.  INITIAL PUBLIC OFFERING

     In July 1998, the Company completed the Offering of 2,200,000 shares of the Company's Common Stock, providing the Company with proceeds, net of underwriting fees and Offering expenses, of $13.0 million. All shares of convertible Preferred Stock outstanding at June 30, 1998 automatically converted into 2,320,926 shares of Common Stock upon the sale of Common Stock in the Offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 1. OF THIS QUARTERLY REPORT AND THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997 CONTAINED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1, AS AMENDED. SEE "FACTORS THAT MAY AFFECT RESULTS" FOR A DISCUSSION OF FACTORS KNOWN TO THE COMPANY THAT COULD CAUSE REPORTED FINANCIAL INFORMATION NOT TO BE NECESSARILY INDICATIVE OF FUTURE RESULTS. THE COMPANY IS NOT OBLIGATED TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS AND CIRCUMSTANCES ARISING AFTER THE DATE THIS REPORT IS FILED.


RECENT DEVELOPMENTS

     In September 1998, Collateral Therapeutics, Inc. ("Collateral" or the "Company") announced the termination of its license agreement with AMRAD Development Pty Ltd, Australia, and The Ludwig Institute for Cancer Research covering the use of certain VEGF genes. Collateral determined that its large portfolio of angiogenic genes was more than sufficient to conduct further research and development for all of its currently envisioned non-surgical cardiovascular gene therapy products. By terminating the agreement the Company eliminated possible future obligations to make milestone, license, and other payments, which were described in detail in "Collaborative and Licensing Arrangements" contained in the Company's Registration Statement on Form S-1, as amended.

     In July 1998, the Company completed an initial public offering (the "Offering") of 2,200,000 shares of the Company's Common Stock, providing the Company with proceeds, net of underwriting fees and Offering expenses, of $13.0 million.

OVERVIEW

     Collateral is focused on the discovery, development and commercialization of non-surgical gene therapy products for the treatment of cardiovascular diseases, including coronary artery disease, peripheral vascular disease, congestive heart failure and heart attack. The Company believes that its products under development hold the potential to revolutionize the treatment of cardiovascular diseases and become a new standard of care by offering patients simpler, more cost-effective and lower-risk alternatives to currently available treatments, such as coronary bypass surgery and angioplasty. The Company's initial gene therapy products are designed to promote and enhance angiogenesis, a natural biological process which results in the growth of additional blood vessels, to restore adequate levels of blood flow to oxygen-deprived tissues.

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

     The Company's revenue to date is primarily attributable to its collaboration with Schering AG entered into in May 1996. Under this collaboration, the Company has received aggregate research funding of $11.9 million from May 1996 through September 30, 1998, which included $844,000 of deferred amounts and $2.0 million for the achievement of a milestone relating to the development of GENERX. From the Company's incorporation in 1995 through September 30, 1998, collaboration revenue and related operating expenses have trended upward due to accelerated research and development efforts as the Company broadened its research in the field of angiogenic gene therapy to include two additional angiogenic gene therapy products (GENEVX and GENVASCOR). Since inception, the Company has also conducted research that is not funded by its collaboration with Schering AG; accordingly, the Company's operating expenses have exceeded revenues each year since inception. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop its technologies and from administrative costs required to support such efforts, to the extent such costs were not covered by the Schering AG collaboration. The Company's losses through September 30, 1998 have been primarily funded by the Company's Offering (with net proceeds of $13.0 million), the raising of $9.7 million through the private sale of equity securities and receipt of loans, including $5.7 million in equity investments and $900,000 in loans from Schering AG and a bank and $3.1 million in equity provided by other private investors. The Company's ability to achieve profitability is dependent on its ability to successfully develop its products and thereafter successfully market such products through current or future collaborative partners. There can be no assurance that the Company will be able to achieve profitability at all, or on a sustained basis.

RESULTS OF OPERATIONS

   NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     The Company's collaborative revenue was $3.7 million and $2.7 million for the nine months ended September 30, 1998 and 1997, respectively. Revenue was derived from the Schering Agreement and increased in the nine months ended September 30, 1998 due to increased costs reimbursable to the Company under such agreement associated with accelerated research and development activities. Research and development expenses for the nine months ended September 30, 1998 rose to $5.2 million compared to $3.5 million for the nine months ended September 30, 1997. The increase resulted primarily from: increased expenses associated with additional personnel, increased expenses for supplies and operations of the Company's new preclinical research center, increased amortization of deferred compensation related to stock options, increased use of outside research institutions and consultants, partially offset by reduced license fees incurred by the Company. General and administrative expenses rose to $2.4 million for the nine months ended September 30, 1998 compared to $1.2 million for the nine months ended September 30, 1997. The increase resulted primarily from: increased investor relations and educational materials and other corporate expenses, increased expenses for personnel to support expanded research efforts, and increased amortization of deferred compensation related to stock options. Interest income increased to $408,000 for the nine months ended September 30, 1998, compared to $125,000 for the corresponding 1997 period. The increase was primarily due to higher average cash balances as a result of the Company's Offering in July 1998.

   THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     The Company's collaborative revenue was $1.5 million and $924,000 for the three months ended September 30, 1998 and 1997, respectively. Revenue was derived from the Schering Agreement and increased in the three months ended September 30, 1998 compared to the three months ended September 30, 1997 due to increased costs reimbursable to the Company under such agreement associated with accelerated research and development activities. Research and development expenses for the three months ended September 30, 1998 rose to $2.0 million compared to $773,000 for the three months ended September 30, 1997. The increase resulted primarily from: increased expenses for supplies and operations of the Company's new preclinical research center, increased expenses associated with additional personnel, increased amortization of deferred compensation related to stock options, and increased use of outside research institutions and consultants. General and administrative expenses rose to $848,000 for the three months ended September 30, 1998 compared to $414,000 for the three months ended September 30, 1997. The increase was primarily due to the following factors: increased investor relations and educational materials, increased expenses for personnel to support expanded research efforts, and increased amortization of deferred compensation related to stock options.

LIQUIDITY AND CAPITAL RESOURCES

     In September 1998, the Company announced the termination of its license agreement with AMRAD Development Pty Ltd, Australia, and The Ludwig Institute for Cancer Research covering the use of certain VEGF genes. Collateral determined that its large portfolio of angiogenic genes was more than sufficient to conduct further research and development for all of its currently envisioned non-surgical cardiovascular gene therapy products. By terminating the agreement the Company eliminated possible future obligations to make milestone, license, and other payments which were described in detail in "Collaborative and Licensing Arrangements" contained in the Company's Registration Statement on Form S-1, as amended.

     In July 1998, the Company completed an Offering of 2,200,000 shares of the Company's common stock, providing the Company with proceeds, net of underwriting fees and Offering expenses, of $13.0 million. Through September 30, 1998, the Company financed its operations primarily through the Offering, private offerings of its equity securities, collaborative research revenues and loans from Schering AG, and from interest income. From inception through September 30, 1998, the Company raised $13.0 million in net proceeds from the Offering, an aggregate of $9.7 million through private sales of equity securities and receipt of loans, including $5.7 million in equity investments and $900,000 in loans, including a $500,000 loan from Schering AG and a $400,000 loan from a bank, and $3.1 million in equity provided by other private investors. The $500,000 in loans from Schering AG consist of two promissory notes issued in 1995 to fund operations. The notes bear interest at 1% below the prime rate; at September 30, 1998, the notes bore interest at 7.5%. Such notes are secured by the assets of the Company (with the exception of certain equipment purchased from February 15, 1998 through September 30, 1998 which is pledged on a first priority basis under the Company's bank loan referred to below). Principal and interest on these notes are due and payable upon demand on or after September 30, 1999. The $400,000 bank loan bears interest at prime plus 1.25%, is secured by the equipment acquired under the agreement, and is payable in installments commencing November 1998 through April 2003. On September 14, 1998, the $400,000 bank loan was amended to increase the amount that the Company may borrow to $1.0 million. In October 1998, the Company borrowed $600,000 from the bank, bringing the total amount borrowed under the loan to $1.0 million. The loan is subject to certain covenants including minimum working capital levels and the requirement that the Company obtain the lender's consent for certain additional indebtedness.

     At September 30, 1998, cash and cash equivalents were $17.7 million compared to $5.6 million at December 31, 1997. Increases in cash included net proceeds received from the Offering, receipt of a $2.0 million milestone payment from Schering AG which was earned by the Company in 1997 upon the achievement of a milestone relating to the development of GENERX and collected in 1998, as well as interest income, and proceeds from the Company's $400,000 bank loan used for the purchase of equipment for the Company's new preclinical research center which commenced operation in June 1998. Increases in cash were partially offset by research and development, and general and administrative expenses not funded under the Company's collaboration with Schering AG, and were further offset by purchases of equipment and tenant improvements for the Company's new preclinical research center. The Company generally invests its excess cash in high credit quality debt instruments of corporations and financial institutions. Working capital increased to $14.9 million as of September 30, 1998, from $7.0 million at the end of 1997, primarily due to the net proceeds received upon the completion of the Company's Offering in July 1998.

     The Company has entered into certain technology license agreements in addition to the Schering Agreement related to the Company's technology portfolio covering methods of gene therapy, therapeutic genes, and gene delivery vectors. To retain certain licensing rights under these cancelable agreements, the Company anticipates that it may be required to make aggregate payments of approximately $775,000 through 1999. The Company's core technologies are focused on the development of gene therapies that promote angiogenesis, myocardial adrenergic signaling and heart muscle regeneration. The Company has in-licensed certain technology covering proprietary methods of gene therapy and a portfolio of therapeutic genes for use with such methods of gene therapy. The Company evaluates on an ongoing basis the safety, efficacy and commercialization of the therapeutic genes it has licensed and, based on such evaluations, the Company designates certain genes for use in the development of each of the Company's cardiovascular gene therapy products.

     While research is continuing, the Company has currently designated one gene (FGF-4) for use in the development of two angiogenic gene therapy products: (1) GENERX, as a treatment for coronary artery disease, and (2) GENVASCOR, as a treatment for peripheral vascular disease. These are the only angiogenic gene therapy products currently in development by the Company for which a specific gene has been designated. Upon any successful commercialization of these two angiogenic gene therapy products using this designated gene, the total financial milestone obligations, licensing fees and other related amounts payable by the Company pursuant to license agreements with New York University and the University of California could total up to $5.0 million, including $825,000 which has already been paid by the Company as of September 30, 1998. In addition, upon any successful commercialization of such products, the Company would be required to make, pursuant to the terms of the license agreements, royalty payments on net sales of products that utilize such gene. However, the Company may, in its sole discretion, change such designated gene at any time and the license agreement covering such designated gene could be terminated by the Company and all future financial obligations with respect to such gene would cease.

     In addition to GENERX and GENVASCOR, the Company has two other products, GENEVX and GENECOR, which have progressed beyond the research stage. The angiogenic genes to be designated by the Company for use in development of GENEVX and GENECOR will not be finalized until the Company has progressed further along in its evaluation process. Based on the Company's currently existing agreements covering in-licensed technology, including methods of gene therapy and therapeutic genes, and the successful commercialization of its gene therapy products, the Company's total financial obligations pursuant to licensing agreements with respect to all four of its products which are currently beyond the research stage could range from between $6.9 million to $8.2 million, of which $2.5 million has been paid through September 30, 1998, depending on the selections of therapeutic genes for use in the Company's angiogenic gene therapy products, GENEVX and GENECOR. However such amounts could be significantly increased or decreased depending on the outcome of the Company's research and commercialization activities pursuant to the collaboration with Schering AG and/or the outcome of the Company's internally funded research. In addition, the Company would be required to pay a royalty on worldwide net sales of products that utilize in-licensed technology. The information set forth above with respect to potential fees payable by the Company for in-licensed technology involves many variables and is subject to a high degree of potential variation. The Company may be required to secure the license rights to certain other methods of gene therapy and therapeutic genes based on product development and commercialization requirements.

     Through September 30, 1998, the Company had acquired an aggregate of $2.8 million in laboratory and office equipment and tenant improvements. The Company has made substantial increases in purchases of property and equipment in the first nine months of 1998 compared to 1997 and prior years, and will continue to do so through at least the fourth quarter of 1998. In the second quarter of 1998, the Company began to occupy a new preclinical research center. In the fourth quarter of 1998, following completion of construction and leasehold improvements, the Company intends to occupy a larger administrative facility to support expanded research and development efforts. In connection with these new facilities, the Company expects to incur property and equipment costs of approximately $4.0 million through the first quarter of 1999, of which up to $1.0 million will be financed through a bank loan that was entered into in April 1998, and amended in September 1998 to increase the maximum amount of the loan to $1.0 million. Rent expense related to the Company's research and administrative facilities has increased substantially compared to 1997 and prior years, and is expected to continue to increase. The new preclinical research center is leased for a five-year term with two five-year renewal options. Rent expense over the initial term is expected to average $275,000 per year. The new administrative facility is leased for a six-year term with one five-year renewal option. Rent expense is expected to average approximately $500,000 per year over the initial term.

     To date, substantially all revenue received by the Company has been from its collaboration with Schering AG, and the Company expects that substantially all revenue for the next several years will continue to come from the Schering AG and other future collaborations. Under the Schering Agreement, the Company may receive: (i) research and development funding pursuant to the Schering Agreement for an Initial Product (as defined therein), which amount may be adjusted to support research and development for additional products within the field of angiogenic gene therapy, (ii) milestone payments for each Initial Product and for each New Product (each as defined therein) based on the Company's achievement of milestones pertaining to certain regulatory filings and the development and commercialization of products under the Schering Agreement; and (iii) a royalty rate based on worldwide net sales of each product and an additional supplemental royalty based on worldwide net sales of each product and the product's cost of goods, up to a maximum specified royalty rate. There can be no assurance that the Company will be able to establish additional collaborations on acceptable terms, if at all, or that current or future collaborations will be successful and provide adequate funding to meet the Company's needs. Schering AG currently reimburses the Company for all of its research and development expenses in the angiogenic gene therapy field as it relates to an Initial Product and for certain related administrative expenses. The Company expects to incur increases in operating expenses over the next 24 months as it accelerates its research and development activities. Increases in operating expenses will include, but are not limited to, increased personnel costs, rent, supplies and other costs which will result from operating its new facilities. To the extent such costs are incurred in fields other than angiogenic gene therapy or are otherwise not reimbursable under the current arrangement with Schering AG, the Company intends to use proceeds from the Offering completed in July 1998 to cover such expenses.

     Based on the Company's business strategy, the development of products will require the continued commitment of substantial resources by the Company to conduct research, preclinical studies and clinical trials, and to augment quality control, regulatory and administrative capabilities. The future capital requirements of the Company will depend on many factors, including the pace of scientific progress in its research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the Company's dependence on third parties for activities related to the development and commercialization of its potential products (including the ability to establish additional collaborations and changes to its existing collaboration with Schering AG), the cost of third-party manufacturing arrangements and the effectiveness of the Company's commercialization activities. The Company believes that its available cash and anticipated sources of funding, including Schering AG, together with the net proceeds of the Offering, would be adequate to satisfy its anticipated capital requirements through the second quarter of 2000. The Company expects that it will seek any additional capital needed to fund its operations through new collaborations, the extension of its existing collaboration, or through public or private equity or debt financings. There can be no assurance that additional financing will be available on acceptable terms or at all. Any inability to obtain additional financing could have a material adverse effect on the Company. In addition, so long as the bank loan remains outstanding, the Company must obtain the lender's consent for certain additional indebtedness of the Company.

YEAR 2000 COMPLIANCE

     The Year 2000 issue refers to the inability of certain date-sensitive computer chips, software and systems to accept other than two-digit entries in the date code field. As a result, upon commencement of the 21st century, many such systems could mistake "00" for 1900 or any other incorrect year, resulting in system failures or miscalculations, which could disrupt operations, including manufacturing, the processing of transactions and other normal business activities. This is a significant issue for most, if not all companies, the ramifications of which cannot be predicted with any degree of certainty. Failures of the Company or of any of its collaborators, suppliers or any other third parties' computer systems could have a material adverse impact on the Company's operations.

     The Company recognizes the need to ensure that Year 2000 hardware and software issues will not adversely impact its operations, and anticipates completing the process of ensuring compliance in the first quarter of 1999. The Company's information systems manager has reviewed the Company's computer hardware and software systems and believes the systems are Year 2000 compliant. The Company's review of its hardware and software systems consisted of downloading, printing, and reviewing Year 2000 compatibility documentation from websites of hardware and software manufacturers. The Company plans to simulate and test, in a Year 2000 environment, its business information systems to verify its Year 2000 readiness by the end of the first quarter of 1999. The Company buys only well known, Year 2000 compliant, software packages, does not customize software, and does not run any internally developed software.

     The Company is in the process of reviewing its scientific equipment for Year 2000 compliance. Most of the Company's scientific equipment was purchased in 1998 and is believed to be Year 2000 compliant. Collateral also plans to communicate with significant suppliers, financial institutions, insurance companies and other parties that provide significant services to the Company. However, the Company is unable to control whether its current and future suppliers' or collaborative partners' systems are Year 2000 compliant. To the extent that collaborative partners would be unable to order products or pay invoices, or suppliers would be unable to manufacture and ship products, the Company's operations could be effected. The Company believes multiple suppliers exist for critical laboratory supplies, and alternative suppliers are identified by appropriate laboratory personnel on a continuous basis.

     Expenditures required for Year 2000 compliance are being expensed as incurred and are not expected to be material to the Company's financial position or results of operations. To date, the costs related to Year 2000 issues have been minimal, consisting only of time spent by existing personnel to review hardware and software systems, and to begin the process of identifying scientific equipment and service providers for Year 2000 review.

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

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY

     The Company has experienced operating losses since its inception in 1995. As of September 30, 1998, the Company had an accumulated deficit of approximately $5.7 million. Through September 30, 1998, substantially all of the Company's financial resources have been derived from funds received from its collaborative arrangement with Schering AG, from net proceeds received upon completion of the Offering and through the sale of privately placed equity securities. There is no assurance that the level of funding made available by Schering AG will not vary from period to period or that Schering AG will not withdraw funding altogether from one or more of the Company's products. The Company expects to incur additional losses at least for the foreseeable future and expects losses to increase as the Company's research and development efforts and clinical trials progress. To date, the Company has not generated any revenue from the sales of products developed by the Company, nor does the Company expect to generate any such revenue for a number of years, if at all. There can be no assurance that the Company independently or through its collaborations will successfully develop, commercialize, manufacture or market any products or ever achieve or sustain revenues or profitability from the commercialization of such products. Moreover, even if profitability is achieved, the level of that profitability cannot be predicted. Furthermore, the Company expects that operating results will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues received from collaborative arrangements and other sources, and that some of these fluctuations may be significant.

UNCERTAINTIES RELATED TO CLINICAL TRIALS; UNCERTAINTIES RELATED TO SAFETY AND EFFICACY

     Before obtaining required regulatory approvals for the commercial sale of each product under development, the Company and its collaborators must demonstrate through preclinical studies and clinical trials that such product is safe and efficacious for use in at least one medical indication. The results of preclinical studies do not necessarily predict safety or efficacy in humans. Further, the results of preclinical studies and initial clinical trials are not necessarily predictive of results that will be obtained from large-scale Phase III clinical testing. There can be no assurance that clinical trials of any product under development will demonstrate the safety and efficacy of such product or will result in a marketable product. Possible side effects of gene therapy technologies may be serious and life-threatening. For example, possible serious side effects of viral vector-based gene transfer include viral infections resulting from contamination with replication-competent viruses and cardiac inflammation. In addition, the development of cancer in a patient is theoretically a possible side effect of all methods of gene transfer. Furthermore, as with most other biopharmaceutical products, there is also a possibility of toxicity or decreased efficacy associated with an immune response toward any viral vector used in the Company's treatments. The possibility of such response may be increased if there is a need to deliver the viral vector frequently. There can be no assurance that unacceptable side effects will not be discovered during preclinical and clinical testing of the Company's potential products or thereafter. Moreover, clinical trials are often conducted with patients having the most advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse medical effects for reasons that may not be related to the proposed product being tested, but which can nevertheless affect clinical trial results. A number of companies have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials. The failure to demonstrate adequately the safety and efficacy of a therapeutic gene therapy product under development would delay or prevent regulatory approval of the product and could have a material adverse effect on the Company. In addition, the FDA may require additional clinical trials, which could result in increased costs and significant development delays.

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

EXTENSIVE GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVAL

     The manufacturing and marketing of Collateral's products and its ongoing research and development activities will be subject to regulation by numerous governmental authorities in the United States and other countries. Prior to marketing, any therapeutic product developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities. These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain, and approval itself may not be obtained. The Company may decide to modify a product in testing, thus extending the test period. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA review of each submitted New Drug Application ("NDA"), Product License Application ("PLA") or Establishment License Application ("ELA"). Similar requirements and/or delays may also be encountered in other countries. There can be no assurance that, even after substantial time and expenditures, regulatory approval by the FDA or any equivalent foreign authorities will be obtained for any products developed by the Company. Moreover, prior to receiving FDA or equivalent foreign authority approval to market its products, the Company or any collaborative partner may be required to demonstrate that the Company's products represent improved forms of treatment over existing therapies. Even if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and related manufacturing facilities are subject to continual review and periodic inspections, and subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. Finally, because gene therapy is relatively new, and is only beginning to be extensively tested in humans, the regulatory requirements governing gene therapy may be modified, perhaps extensively, in the future.

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

     The commercial success of the Company will also depend in part on the Company's not infringing patents issued to competitors and not breaching technology licenses that cover technology used in the Company's products. As the biotechnology industry expands and more patents are issued, the risk increases that the Company's processes and potential products may give rise to claims that they infringe on the patents of others. It is uncertain whether any third party patents will require Collateral to develop alternative technologies or to alter its products, technologies or processes, obtain licenses or cease certain activities. If any such licenses are required, there can be no assurance that the Company will be able to obtain such licenses on commercially favorable terms, if at all. Certain license agreements require the Company to satisfy various milestone and due diligence requirements and pay certain fees and expenses in order to maintain such licenses. Costs associated with any licensing arrangement may be substantial and could include ongoing royalties. There can be no assurance that the Company will be able to satisfy such milestone and due diligence requirements or to pay such fees and expenses. Failure by the Company to obtain a license to any technology that it may require to commercialize its products could have a material adverse effect on the Company. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third-party proprietary rights or licenses. Such litigation could also result in significant diversion of effort by the Company's technical management personnel. An adverse outcome of any such litigation could have a material adverse effect on the Company's financial condition and business. Should any of its competitors have filed patent applications in the United States which claim technology also invented by the Company, the Company may be required to participate in interference proceedings declared by the United States Patent and Trademark Office in order to determine priority of invention and, thus, the right to a patent for the technology, all of which could result in substantial cost to the Company to determine its rights, if any.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     Based on the Company's business strategy, the development of products will require the commitment of substantial additional resources by the Company to conduct research, preclinical and clinical trials and to augment quality control, regulatory and administrative capabilities. The future capital requirements of the Company will depend on many factors, including the pace of scientific progress in its research and development programs, the magnitude of these programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability to establish additional collaborations, changes in existing collaborations, the Company's dependence on third parties for activities related to the development and commercialization of its potential products, the cost of third-party manufacturing arrangements and the effectiveness of the Company's commercialization activities. The Company believes that its available cash and anticipated sources of funding, including Schering AG, together with the net proceeds of the Offering completed in July 1998, would be adequate to satisfy its anticipated capital requirements through the second quarter of 2000. The Company expects that it will seek any additional capital needed to fund its operations through new collaborations, the extension of existing collaborations or through public or private equity or debt financings. There can be no assurance that additional financing will be available on acceptable terms or at all. Any inability to obtain additional financing could have a material adverse effect on the Company.

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

YEAR 2000 COMPLIANCE

     The Year 2000 issue refers to the inability of certain date-sensitive computer chips, software and systems to accept other than two-digit entries in the date code field. As a result, upon commencement of the 21st century, many such systems could mistake "00" for 1900 or any other incorrect year, resulting in system failures or miscalculations, which could disrupt operations, including manufacturing, the processing of transactions and other normal business activities. This is a significant issue for most, if not all companies, the ramifications of which cannot be predicted with any degree of certainty. Failures of the Company or of any of its collaborators, suppliers or any other third parties' computer systems could have a material adverse impact on the Company's operations.

     The Company recognizes the need to ensure that Year 2000 hardware and software issues will not adversely impact its operations, and anticipates completing the process of ensuring compliance in the first quarter of 1999. The Company's information systems manager has reviewed the Company's computer hardware and software systems and believes the systems are Year 2000 compliant. The Company's review of its hardware and software systems consisted of downloading, printing, and reviewing Year 2000 compatibility documentation from websites of hardware and software manufacturers. The Company plans to simulate and test, in a Year 2000 environment, its business information systems to verify its Year 2000 readiness by the end of the first quarter of 1999. The Company buys only well known, Year 2000 compliant, software packages, does not customize software, and does not run any internally developed software.

     The Company is in the process of reviewing its scientific equipment for Year 2000 compliance. Most of the Company's scientific equipment was purchased in 1998 and is believed to be Year 2000 compliant. Collateral also plans to communicate with significant suppliers, financial institutions, insurance companies and other parties that provide significant services to the Company. However, the Company is unable to control whether its current and future suppliers' or collaborative partners' systems are Year 2000 compliant. To the extent that collaborative partners would be unable to order products or pay invoices, or suppliers would be unable to manufacture and ship products, the Company's operations could be effected. The Company believes multiple suppliers exist for critical laboratory supplies, and alternative suppliers are identified by appropriate laboratory personnel on a continuous basis.

     Expenditures required for Year 2000 compliance are being expensed as incurred and are not expected to be material to the Company's financial position or results of operations. To date, the costs related to Year 2000 issues have been minimal, consisting only of time spent by existing personnel to review hardware and software systems, and to begin the process of identifying scientific equipment and service providers for Year 2000 review.


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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          None


     PART II--OTHER INFORMATION

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a)  Not applicable.

     (b)  Not applicable.

     (c)  Not applicable.

     (d) On July 8, 1998, the Company offered for sale 2,200,000 shares of its common stock priced at $7.25 per share in an initial public offering (the "Offering") led by an underwriting group consisting of Bear, Stearns & Co. Inc., Raymond James & Associates, Inc. and Vector Securities International, Inc (collectively, the "Underwriters"). The Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission (the "Commission") in connection with the Offering (File No. 333-51029), as amended (the "Registration Statement"), was declared effective by the Commission on June 24, 1998. The Company then filed three post-effective amendments to the Registration Statement. On July 2, 1998, concurrent with the filing by the Company of Post-Effective Amendment No. 3 to the Registration Statement, the Commission declared such Registration Statement, as so amended, effective.

     Pursuant to the Registration Statement, the Company registered an aggregate of 2,530,000 shares of Common Stock for an aggregate offering price of $18,342,500. The 2,530,000 shares of Common Stock included 330,000 shares subject to the Underwriters' exercise of a 30-day option to purchase such shares (the "Over-allotment Option"). The Underwriters did not exercise the Over-allotment Option. As a result, the Company sold 2,200,000 shares of Common Stock for an aggregate offering price of $15,950,000.

     The Company incurred total expenses in the Offering of approximately $2,950,000, of which $1,115,400 represented underwriting discounts and commissions and approximately $1,834,600 represented other expenses. All of such expenses were direct or indirect payments to entities or persons other than: directors, officers, general partners of the Company or their associates, greater than 10% owners of any equity securities of the Company or affiliates of the Company. The net Offering proceeds to the Company after deducting the total expenses were $13.0 million.

     Since the completion of the Offering in July 1998, the net offering proceeds have been applied to the following uses in the following approximate amounts: $1.1 million for working capital and general corporate purposes, including research and development, and $642,000 to purchase machinery, equipment and leasehold improvements, which was partially offset by $400,000 borrowed from a bank to finance equipment. The Company has temporarily invested the $11.6 million balance of the offering proceeds in short-term investments. The short-term investments consist primarily of high credit quality debt instruments of corporations and financial institutions with maturities of three months or less when purchased. All of the payments indicated above were direct or indirect payments to entities or persons other than: directors, officers, general partners of the Company or their associates, greater than 10% owners of any equity securities of the Company or affiliates of the Company.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          3.1 Incorporated by reference to the Second Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 to the Form 10-Q for the quarter ended June 30, 1998, filed on August 6, 1998.

          3.2 Incorporated by reference to the Restated Bylaws of the Company filed as Exhibit 3.4 to Registration Statement No. 333-51029 on Form S-1 filed on April 24, 1998, as amended.

          10.1 First Amendment to the Note between the Company and Imperial Bank, dated April 4, 1998 as amended on September 14, 1998.

          10.2 Employment Offer Letter For At Will Employment by and between the Company and Jeffrey Friedman, executed August 7, 1998.

          27.1  Financial Data Schedule.

     (b)  Reports on Form 8-K.

          No Reports on Form 8-K were filed during the three month period ended September 30, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLATERAL THERAPEUTICS, INC.


Date:           1998      \s\ Christopher J. Reinhard
     -----------          -------------------------------
                              Christopher J. Reinhard
                              Chief Operating and Financial Officer (Principal Financial and Accounting Officer)