Form 10-K
period 1998-12-31
COLLATERAL THERAPEUTICS INC
filed 1999-03-31
CIK 1060329

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-K

                         For Annual and Transition Reports

                      Pursuant to Sections 13 or 15(d) of the
                        Securities and Exchange Act of 1934

 [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

                    For the fiscal year ended December 31, 1998

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

       For the transition period from  ________________  to ___________
                           Commission File No. 000-24505

                           COLLATERAL THERAPEUTICS, INC.
               (Exact name of registrant as specified in its charter)


                    DELAWARE                          33-0661290
        (State or other jurisdiction of              (IRS Employer
         incorporation or organization)         Identification Number)

        11622 El Camino Real, San Diego,                 92130
                   California                         (ZIP Code)
    (Address of principal executive offices)

Registrant's telephone number, including area code:         619-794-3400

     SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:     NONE

     SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                            COMMON STOCK $.001 PAR VALUE
                                  (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sales price of the common stock on the Nasdaq National Market on March 12, 1999 was $30,984,039. This amount excludes 7,040,781 shares of the Registrant's common stock held by executive officers, directors and affiliated parties at March 12, 1999. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

      The number of shares of the Registrant's common stock outstanding was 10,581,814 as of March 12, 1999.

                        DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the Company's 1999 Annual Meeting are incorporated herein by reference into Part III of this Report.

PART I

ITEM 1.   BUSINESS

     This report on Form 10-K may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties. For a discussion of factors which may affect the outcome projected in such statements, see "Cautionary Factors that may Affect Future Results" and "Risks and Uncertainties" in this report on Form 10-K. While this outlook represents our current judgment on the future direction of our business, suck risks and uncertainties could cause actual results to differ materially from our future performance listed below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the date on this report Form 10-K.

OVERVIEW

     We are focused on the discovery, development and commercialization of non-surgical gene therapy products for the treatment of cardiovascular diseases, including:

            -  coronary artery disease,

            -  peripheral vascular disease,

            -  congestive heart failure, and

            -  heart attack.

     Our non-surgical gene therapy products use technology which includes:

            -  methods of gene therapy,

            -  therapeutic genes, and

            -  gene delivery vectors.

     We believe that our products under development hold the potential to revolutionize the treatment of cardiovascular diseases and that such products can result in a new standard of care. This standard would offer patients simpler, more cost-effective and lower-risk alternatives to currently available treatments, such as coronary artery bypass surgery and angioplasty.

     Our initial non-surgical gene therapy products are designed to promote and enhance angiogenesis, a natural biological process that results in the growth of additional blood vessels to restore adequate levels of blood flow to oxygen-deprived tissues. Our chief scientist has led animal studies which demonstrated high-yield gene transfer to heart muscle cells and, for the first time, angiogenesis sufficient to normalize heart blood flow and function. In addition, these animal studies showed no significant side effects such as inflammation or immune response.

     We have designed our initial gene therapy products for administration using proprietary methods of gene therapy. These methods are based on the non-surgical delivery of genes designed to promote and enhance angiogenesis in the heart. Our initial gene therapy products use an adenoviral vector to transfer genes into cells. We have designed our products so that they may be non-surgically administered by an interventional cardiologist. In order to administer our products the interventional cardiologist would give the patient a one-time intra-coronary injection through a heart catheter. The injection could be administered at the time of initial angiography, on an out-patient basis. In addition to our products designed to promote and enhance angiogenesis, we are also actively researching gene therapy products designed to stimulate heart muscle regeneration and to enhance function of the heart in heart failure. We are also evaluating additional gene delivery vectors for use in our proprietary methods of gene therapy.

     We designed GENERX-Trademark-, our initial non-surgical gene therapy product, to promote and enhance angiogenesis for the treatment of coronary artery disease in patients with stable exertional angina.

Stable exertional angina commonly refers to chest pain upon exercise. GENERX-Trademark- uses a fibroblast growth factor gene known as FGF-4 to promote angiogenesis. In December 1997, our strategic partner, Schering AG filed a commercial investigational new drug application for this product with the FDA. A Phase 1/2 clinical trial, early stage testing in humans, of GENERX-Trademark- began in May 1998. In addition to GENERX-Trademark-, we are developing the following non-surgical cardiovascular gene therapy products:

     - GENEVX-TM-, which uses a vascular endothelial growth factor gene known as a VEGF gene and which is an additional gene therapy product to promote and enhance angiogenesis for the treatment of coronary artery disease which we designed to relieve stable exertional angina;

     - GENVASCOR-TM-, which uses the FGF-4 gene and which is a gene therapy product to promote and enhance angiogenesis for the treatment of peripheral vascular disease resulting from decreased blood flow, usually in the lower limbs;

     - GENECOR-TM-, which is a gene therapy product to promote and enhance angiogenesis for the treatment of congestive heart failure;

     - CORGENIC-TM-, which uses the adrenegic signaling protein gene for the treatment of congestive heart failure to enhance responsiveness of the heart to adrenergic stimulation; and

     - MYOCOR-TM-, which is a treatment for patients who have suffered a heart attack and is focused on heart muscle regeneration and improvement of heart function.

     We have assembled a broad portfolio of therapeutic genes. This portfolio consists of genes that we either discovered or exclusively licensed for use in the development of cardiovascular gene therapy products. The portfolio includes both issued patents and pending patent applications. These genes include numerous human genes in the FGF and VEGF families to be used in our products that promote or enhance angiogenesis. In addition, we have filed U.S. and international patent applications for the human adenylylcyclase VI or ACVI gene to be used with our CORGENIC-Trademark- gene therapy product.

     We incorporated in California in April 1995 and reincorporated in Delaware in 1998. The period from April 1995 to December 1995 represents our start-up phase. During this phase, we began to establish infrastructure, build a personnel base, secure initial funding, and pursue limited research. In 1995, we borrowed $500,000 from Schering AG to fund operations. During this period, we also entered into an agreement with the University of California to license certain technology relating to non-surgical gene therapy for the promotion and enhancement of angiogenesis.

     During the period from January 1996 to April 1996, we continued limited research and development activities and initiated discussions with Schering AG to expand the funding relationship with respect to the field of gene therapy for the promotion and enhancement of angiogenesis. In May 1996, we entered into a strategic collaboration with Schering AG, covering gene therapy products for the promotion and enhancement of angiogenesis.

     With the additional funding obtained from Schering AG, we continued to expand our research and development efforts and entered into additional licensing arrangements. We secured the license rights to several therapeutic genes for the promotion and enhancement of angiogenesis in March 1997. In December 1997, our strategic partner, Schering AG filed a commercial investigational new drug application for GENERX-Trademark- with the FDA.
A Phase 1/2 clinical trial, early stage testing in humans, for

GENERX-Trademark- began in May 1998. In July 1998, we completed an initial public offering to support our continued growth and product development activities.

     We intend to focus on research and development of products while leveraging our technology through the establishment of product development, manufacturing and marketing collaborations with select pharmaceutical and biotechnology companies. Schering AG has made equity investments in us based upon our collaboration agreement. In addition, subject to certain conditions, under the terms of the collaboration Schering AG is to:

     -    fund research activities related to our collaboration,

     - make additional payments upon our satisfying certain research, development and commercialization milestones,

     - make royalty payments based on worldwide net sales of gene therapy products to promote and enhance angiogenesis which are developed under the collaboration,

     - fund the cost of Phase 1/2 early stage clinical trials and Phase 3 large-scale comparative clinical trials for angiogenic gene therapy products covered by the agreement, and

     - pay the start-up capital costs to make, as well as to market, promote and sell our non-surgical angiogenic gene therapy products.

     The collaboration provides us with financial resources and product development support to allow us to develop gene therapy products to promote and enhance angiogenesis. For further information regarding this collaboration, please see "--Collaborative, Licensing and Research Arrangements." For other products, we intend to select development and/or commercialization partners after we have completed preclinical and, in some cases, clinical research for each product. We expect that, in the event of successful commercialization of our products, royalties on worldwide sales of such products would generate significant revenues in the long-term.

CARDIOVASCULAR DISEASE AND CURRENT TREATMENTS

     Cardiovascular disease is the leading cause of death in the U.S. In 1998, the American Heart Association reported that an estimated 58 million patients in the U.S. had cardiovascular disease. The American Heart Association also estimated that the U.S. healthcare system spends approximately $171 billion annually on the care and treatment of patients with cardiovascular diseases.

     CORONARY ARTERY DISEASE. The coronary arteries supply blood to the heart muscle. When insufficient oxygen reaches the heart muscle as a result of restricted blood flow, an injury, myocardial ischemia, occurs that may result in a heart attack or death. Brief episodes of ischemia often result in chest pain or angina. Nearly all ischemic heart disease is due to atherosclerotic disease of the coronary arteries. Atherosclerosis is a general term for the build-up of fatty and cholesterol plaque deposits on the inside lining of arterial walls thereby restricting blood flow. Restoring blood flow is the most effective method to relieve painful ischemic symptoms and to reduce the long-term risk of a heart attack. When blood flow through coronary arteries is insufficient, myocardial ischemia occurs and ischemic injury signals are generated. In response to these signals, the body's natural healing process is initiated and the heart may develop limited collateral circulation in an effort to restore blood flow. Research has shown that the extent of natural collateral vessel formation in the heart is often inadequate to provide full restoration of blood flow. The American Heart Association reported in 1998 that an estimated 13.9 million patients in the U.S. had coronary artery disease, including approximately 7.2 million patients with angina. Current treatments for coronary artery disease include drug therapy, coronary artery bypass surgery and catheter-based treatments, including angioplasty, atherectomy and coronary stenting.

     Cardiovascular drug therapy represents the largest component of the worldwide pharmaceutical market; however, this therapy, in many cases:

              -  only treats symptoms,

              -  is not a cure for coronary artery disease,

              -  requires long-term administration,

              -  has adverse side effects, and

              -  is costly.

     Coronary artery bypass surgery is highly invasive and traumatic to the patient. However, it is often considered the most effective and long-lasting treatment currently available for severe coronary artery disease. While current catheter-based treatments such as angioplasty and coronary stents are less invasive, they are limited by restenosis, a narrowing of the treated coronary artery, which often requires additional interventions. The American Heart Association has estimated that in 1995 the number of surgical procedures in the U.S. for the treatment of coronary artery disease totaled
1.0 million. These procedures included approximately 570,000 coronary artery bypass surgeries and approximately 434,000 angioplasty procedures.

     PERIPHERAL VASCULAR DISEASE. Peripheral vascular disease results from decreased blood flow in patients with atherosclerosis, usually in the lower limbs. Based on an IMS Health marketing report which was prepared in 1996, there were an estimated 726,000 patients in the U.S. suffering from peripheral vascular disease, of whom over 100,000 would require a limb amputation. Current treatments for patients with peripheral vascular disease include drug therapy in the initial stages of the disease and surgery if the disease has progressed or is incapacitating. If drug therapy is selected, agents designed to improve blood flow by decreasing blood viscosity and low dose aspirin are therapies of choice. When these agents are used in combination with a program of daily walking and smoking cessation, improved function may be obtained and the need for invasive surgical therapies may be postponed or eliminated. Surgical intervention includes arterial grafting, surgical removal of the fatty plaque deposits and endovascular treatments such as angioplasty.

     CONGESTIVE HEART FAILURE. Congestive heart failure is caused when the heart is unable to contract adequately to pump blood throughout the body. The normal physiological stimulation of heart function is generated when chemical transmitters known as catecholamines bind with certain receptors on the surfaces of heart cells, triggering a series of events that result in increased heart rate and force of contraction. In congestive heart failure, the heart is unable to respond adequately to catecholamines. According to the American Heart Association, in 1998 there were an estimated 4.9 million patients in the U.S. who had congestive heart failure which was the single most frequent cause of hospitalization for people 65 and older. According to the American Heart Association, approximately 50% of patients with congestive heart failure die within five years of diagnosis. Current treatments for congestive heart failure include drug therapy and, rarely, heart transplantation. Currently available drug treatments generally only treat symptoms and have a limited effect on the progression of the disease.

     HEART ATTACK. A heart attack occurs when a blockage in a coronary artery severely restricts or completely occludes blood flow to a portion of the heart. When blood supply is greatly reduced or occluded for more than a short time, heart muscle cells die. Heart muscle cells do not have the biological capacity to multiply to replace the dead cells. In the healing phase, after a heart attack, white blood cells migrate into the area and remove the dead heart muscle cells, and fibroblast cells proliferate and form a collagen scar in the affected region of the heart. Collagen is a fibrous material found in scar tissue. Following a heart attack, the heart's ability to maintain normal function will depend on the location of the damage and the amount of damaged tissue. The American Heart Association estimated that in 1998 approximately 1.1 million patients would have a heart attack and an estimated 350,000 patients would die as a direct result of a heart attack. Current therapeutic treatments for heart attack focus on acute care upon the onset of a heart attack and on long-term care to limit the development of heart failure and recurrent heart attack. A form of drug therapy may be used to dissolve a blood clot immediately following a heart attack. After a heart attack, patients generally are required to make certain lifestyle changes, such as altering their diet, increasing their exercise levels and ceasing smoking, and to take medicine to alleviate symptoms.

GENE THERAPY

     Gene therapy is an approach to the treatment and prevention of genetic and acquired diseases. This approach involves the insertion of genetic information into target cells, a process known as transfection, to produce specific proteins needed to correct or modulate disease conditions. Proteins are fundamental components of all living cells and are essential for cellular structure, growth and function. Proteins are produced by cells from a set of genetic instructions encoded in DNA. DNA is organized into segments called genes, with each gene containing the information required to produce a specific protein. By directing the cells to produce proteins, gene therapy offers the opportunity to correct defects or diseases that could not formerly be treated.

     A key factor in the progress of gene therapy is the development of safe and efficient methods of transferring genes into cells. In one method for transfer into cells, the gene is incorporated into a delivery system called a vector. Vectors may be derived from either viral or non-viral systems. The most common gene delivery approach relies on viral gene transfer, whereby modified viruses are used to transfer the desired genetic material into cells. Gene transfer can be accomplished by removing cells from the patient, genetically modifying them and then reinfusing them into the patient. Alternatively, vectors may be introduced directly into the patient's body.

     The use of viruses takes advantage of their natural ability to introduce genes into host cells and to use the host's metabolic machinery to produce proteins essential for the survival and function of the virus. Viruses used as vectors are genetically modified (1) to remove the DNA necessary for the virus to reproduce and (2) to contain the desired gene. Successful application of viral gene transfer to the treatment of disease requires that the viral vector:

           -  carry the desired gene,

           -  transfer the gene into a sufficient number of target cells, and

           -  produce a therapeutic effect.

     A number of different viral vectors, including adenovirus, adeno-associated virus, and retrovirus, are being used for potential gene therapy applications.

OUR THERAPEUTIC APPROACH

Our non-surgical cardiovascular gene therapy approach is primarily focused on:

           -  angiogenesis,

           -  myocardial adrenergic signaling, and

           -  heart muscle regeneration.

       ANGIOGENESIS. We are developing non-surgical gene therapy treatments to enhance and promote angiogenesis for the treatment of coronary artery disease, peripheral vascular disease and congestive heart failure. Our chief scientist led animal studies which demonstrated that gene therapy with human angiogenic growth factor genes resulted in high-yield gene transfer limited to the heart. In addition, the studies demonstrated in an animal model that gene therapy, for the first time, fully restored regional blood flow and heart function in an ischemic region of the heart. The results were achieved within two weeks of a one-time treatment and the effects persisted over the study period of 12 weeks following the administration of gene therapy, without any significant side effects such as inflammation or immune response.
 Longer term studies are in progress.

       Our proprietary methods of gene therapy are based on intravascular delivery of a gene designed to enhance and promote angiogenesis. This delivery of genetic information into the heart cells produces a specific protein to stimulate site-specific angiogenesis. We have designed our products so that they may be non-surgically administered by an interventional cardiologist. In order to administer our products the interventional cardiologist could give the patient a one-time intra-coronary injection through a heart catheter. The injection could be administered at the time of initial angiography, on an out-patient basis. Gene transfer is accomplished using, as a vector, a human adenovirus which has been rendered replication-deficient and made incapable of causing a typical infection.

     MYOCARDIAL ADRENERGIC SIGNALING. We are also developing methods of gene therapy to enhance myocardial adrenergic signaling in patients with advanced congestive heart failure by increasing the heart's ability to contract in response to catecholamine stimulation, an aspect of the heart's normal physiological response. In severe heart failure, the ability of the heart to respond to catecholamine stimulation is markedly impaired. In our preclinical research, investigators demonstrated that gene therapy can be used to produce the protein adenylylcyclase in heart muscle cells. Production of this protein caused an increase in the response to catecholamine stimulation which in turn enhanced the heart's ability to contract.

     HEART MUSCLE REGENERATION. We are also developing methods of gene therapy for the treatment of heart attack. Our research on the treatment of heart attack is focused on the regeneration of heart muscle to reduce the effects of muscle cell death and possibly improve heart performance following a heart attack. We are sponsoring preclinical research to identify certain genes that may have the capacity to transform potential scar tissue cells into functioning heart muscle cells. If these genes are confirmed to have the capacity to transform the cells responsible for making the scar tissue into heart muscle cells, we plan to develop a non-surgical gene therapy product that could be delivered by intra-coronary administration following heart attack. Our Business Strategy

     Our objective is to become the leader in the development and commercialization of non-surgical cardiovascular gene therapy products for sale to worldwide markets. The key elements of our strategy are as follows:

     DEVELOP A NEW PARADIGM FOR THE TREATMENT OF CARDIOVASCULAR DISEASES. In 1998, the American Heart Association estimated that the U.S. healthcare system spends approximately $171 billion annually on the care and treatment of patients with cardiovascular diseases. We believe that our products under development hold the potential to revolutionize the treatment of cardiovascular diseases.
We believe that these products can provide a new standard of care, by offering patients simpler, more cost-effective and lower-risk alternatives to currently available treatments.

     MAINTAIN LEADERSHIP IN CARDIOVASCULAR GENE THERAPY. We believe that we have established a leadership position in the field of cardiovascular gene therapy, based on:

          -  the depth and breadth of our technology portfolio;

          - the first successful demonstration of gene therapy to promote and enhance angiogenesis in controlled animal studies; and

          - the filing of a commercial investigational new drug application and initiation of Phase 1/2 clinical trials with respect to our first gene therapy product for the promotion and enhancement of angiogenesis.

     In addition, we have five other gene therapy products in various stages of development that focus on cardiovascular diseases. We intend to continue to focus our resources exclusively on the field of cardiovascular gene therapy in order to maintain our leadership position.

     EXPAND, ENHANCE AND PROTECT PROPRIETARY POSITIONS. We have developed proprietary non-surgical methods of gene therapy which enable site-specific, high-yield delivery of genes to the heart. We have assembled a broad portfolio of proprietary genes to promote and enhance angiogenesis including FGF, VEGF and other human genes for use with our methods of cardiovascular gene therapy. In conjunction with our scientific collaborators, we have developed significant expertise with respect to the design and delivery of adenovirus vectors in gene therapy. We are seeking to refine and enhance our proprietary methods of gene therapy to include, for example, adeno-associated viral and other gene delivery vectors. We expect to broaden the application of such methods to the treatment of other cardiovascular diseases. We intend to continue to pursue a strategy of internal development and in-licensing of technologies and genes to broaden our product development programs. In addition, we intend to vigorously protect our current intellectual property position.

     ESTABLISH STRATEGIC COLLABORATIONS TO ENHANCE PRODUCT DEVELOPMENT AND COMMERCIALIZATION. We intend to focus on research and development of products while leveraging our technology through the establishment of collaborations with select pharmaceutical and biotechnology companies primarily in the areas of product development, manufacturing and marketing. We have an exclusive arrangement with Schering AG covering gene therapy products to promote and enhance angiogenesis. For other products, we intend to select potential development and/or commercialization partners after we have completed preclinical and, in some cases, clinical research. We believe that this will allow us to:

     -  assess the potential commercial value of our products,

     - select a partner on more favorable terms than would otherwise be available at earlier stages, and

     - minimize the financial burden to fund development programs by obtaining up-front and milestone payments, technology access fees and development funding.

     We expect that in the event of successful commercialization of our products, royalties on worldwide sales of such products would generate significant revenues in the long-term.

OUR CORE TECHNOLOGIES

     Our non-surgical gene therapy products use technology which includes:

      -  methods of gene therapy,

      -  therapeutic genes, and

      -  gene delivery vectors.

     METHODS OF GENE THERAPY. Our core technologies are focused on the administration of therapeutic genes to patients through the use of non-surgical, intravascular delivery. Administration will take place through a catheter by an interventional cardiologist. We can use this technology to provide a means to increase production of a specific protein in living cells and thereby alter cell function as a therapy to treat a disease condition. However, please see "Risks Related to Our Business--Our products may not successfully complete clinical trials required for commercialization." for further information regarding these methods.

     PORTFOLIO OF THERAPEUTIC GENES. Genes which regulate biological activity in the cardiovascular system are key enabling components of our core technology. This portfolio consists of genes which we either discovered or exclusively licensed for use in the development of cardiovascular gene therapy products. Our portfolio includes both issued patents and pending patent applications. These genes include numerous human genes in the FGF and VEGF families to be considered for use in our products which promote or enhance angiogenesis. In addition, we have filed U.S. and international patent applications for the human adenylylcyclase VI or ACVI gene to be used with our CORGENIC-Trademark- gene therapy product.

     Our portfolio of genes includes: FGF-4, FGF-4f, VEGF-145, VEGF-145-I, VEGF-145-II, VEGF-145-III, VEGF-138, and others. In addition, pursuant to a pending patent application filed by us with the Patent and Trademark Office entitled "Truncated VEGF-Related Proteins," we believe that we have a proprietary position with respect to other invented genes that code for other proteins which are potentially able to promote and enhance angiogenesis. In addition, we have a patent application pending for the use of certain other therapeutic genes including the human adenylylcyclase VI or ACVI gene.
Please see "Risks Related to Our Business--Risks Related to Patents and Proprietary Information." for further information regarding our patents.

     GENE DELIVERY VECTORS. We are using the human adenovirus gene delivery vector, rendered replication-deficient by deleting some of its DNA and replacing it with a particular therapeutic gene. We believe that the following features of adenovirus vectors make them particularly well-suited for the treatment of a number of human diseases:

     - Unlike some other types of viral systems, adenovirus vectors can introduce genes into non-dividing cells, such as heart muscle cells, or slowly dividing cells;

     -    Adenoviruses can be rendered replication-deficient;

     - Naturally occurring adenoviruses usually result in no more than mild self-limited viral illness; and

     -    Adenovirus vectors can be easily and efficiently manufactured.

     We are attempting to build a proprietary position in gene delivery vectors through the development and acquisition of exclusive rights to inventions that provide important enhancements to currently available adenovirus vectors. We are seeking to refine and enhance our proprietary methods of gene therapy to include, for example, adeno-associated viral and other gene delivery vectors, and to broaden the application of our methods of gene therapy to treat other cardiovascular diseases. For further information regarding our gene delivery vectors please see, "Risks Related to Our Business--Our products may not successfully complete clinical trials required for commercialization." and "Risks Related to Patents and Proprietary Information."

OUR PRODUCT DEVELOPMENT PROGRAMS

     In the table below under the heading development status, the terms research, preclinical, and Phase 1/2 are used as follows:

     - Research indicates that studies are being conducted in animal models or biochemical or cell culture systems in order to identify a product candidate;

     - Preclinical indicates that we are currently testing for potency, pharmacology and/or toxicology of a gene therapy product candidate in animal models or biochemical or cell culture systems; and

     - Phase 1/2 indicates that we are in early stage testing in humans for safety, pharmacologic profile and preliminary indications of efficacy in a limited patient population.

     For further information regarding risks related to the above development phases please see "Risks Related to Our Business--Our products may not successfully complete clinical trials required for commercialization."

     Also, in reviewing the table below you should note that through May 2003, Schering AG has certain rights to enter into research and development agreements with us for new product opportunities that we may identify within the field of gene therapy to promote angiogenesis. For further information regarding our collaboration with Schering AG, please see "Collaborative, Licensing and Research Arrangements" and "Risks Related to Our
Business--Risks Related to Our Reliance on Collaborative Relationships and Licensing Arrangements."

                                     [LOGO]

          PRODUCT                 TECHNOLOGY          MEDICAL        DEVELOPMENT    DEVELOPMENT
         CANDIDATE            (DESIGNATED GENE)     INDICATION          STATUS        PARTNER
         ---------            -----------------     ----------       -----------    -----------
                                                      Stable
         GENERX-Trademark-       Angiogenesis        Exertional        Phase 1/2     Schering AG
                                   (FGF-4)         Angina due to
                                                  Coronary Artery
                                                      Disease

                                                      Stable
         GENEVX-Trademark-       Angiogenesis       Exertional         Preclinical    Schering AG
                                   (VEGF)          Angina due to
                                                  Coronary Artery
                                                      Disease

       GENVASCOR-Trademark-      Angiogenesis        Peripheral        Preclinical    Schering AG
                                   (FGF-4)        Vascular Disease

        GENECOR-Trademark-       Angiogenesis     Congestive Heart
                                                       Failure         Preclinical        --

        CORGENIC-Trademark-       Myocardial      Congestive Heart
                                  Adrenergic          Failure          Preclinical        --
                                  Signaling

         MYOCOR-Trademark-       Heart Muscle       Heart Attack
                                 Regeneration                           Research          --

     GENERX-Trademark-, which uses the FGF-4 gene in an adenovirus vector, is our initial angiogenic product for the treatment of coronary artery disease and is designed to relieve stable exertional angina. In May 1998, Berlex Laboratories, Inc., a subsidiary of Schering AG, initiated a Phase 1/2 clinical trial for GENERX-Trademark- in collaboration with us. The trial, which is placebo-controlled and double-blind, will enroll approximately 100 patients and is being conducted in 10 major cardiovascular centers in the U.S. This trial will evaluate safety and efficacy at up to six different dose levels of GENERX-Trademark- in patients with chronic stable exertional angina due to atherosclerosis.

     GENEVX-Trademark-, which uses a VEGF gene in an adenovirus vector, is our second product for the promotion and enhancement of angiogenesis for the treatment of coronary artery disease and is also designed to relieve stable exertional angina. We are currently conducting preclinical studies in order to support an investigational new drug application for this product in collaboration with Schering AG. We believe that this product, like GENERX-Trademark-, has the potential to stimulate the growth of collateral blood vessels that will increase blood flow and improve heart function in an ischemic region of the heart.

     GENVASCOR-Trademark-, which uses the FGF-4 gene in an adenovirus vector, is our first product for the promotion and enhancement of angiogenesis for the treatment of peripheral vascular disease. We are currently conducting preclinical studies in order to support an investigational new drug application for this product in collaboration with Schering AG. We believe that this product has the potential to stimulate the growth of collateral blood vessels which will increase blood flow and function in an ischemic region of the lower limbs.

     We are developing two products for the treatment of congestive heart failure. GENECOR-Trademark- is based on our angiogenesis technology and its application to the treatment of certain types of congestive heart failure. CORGENIC-Trademark- is our first product being developed to enhance the heart's ability to contract.

     MYOCOR is our product in development for the treatment of heart attack. It is focused on the regeneration of heart muscle to reduce the effects of muscle cell death and possibly improve heart performance following a heart attack.

COLLABORATIVE, LICENSING AND RESEARCH ARRANGEMENTS

     THE FOLLOWING SECTION DESCRIBING CERTAIN COLLABORATIVE AND LICENSING ARRANGEMENTS CONTAINS CERTAIN INFORMATION CONCERNING THE POTENTIAL FEES WHICH ARE PAYABLE BY US UNDER SUCH ARRANGEMENTS. WE CONTINUALLY EVALUATE THE SAFETY, EFFICACY AND POSSIBLE COMMERCIALIZATION OF OUR THERAPEUTIC GENES AND METHODS OF GENE THERAPY. ON THE BASIS OF SUCH EVALUATIONS, WE MAY ALTER OUR CURRENT RESEARCH AND DEVELOPMENT PROGRAMS. ACCORDINGLY, WE MAY ELECT TO CANCEL, FROM TIME TO TIME, ONE OR MORE OF THESE ARRANGEMENTS SUBJECT TO ANY APPLICABLE ACCRUED LIABILITIES AND, IN CERTAIN CASES, TERMINATION FEES. ALTERNATIVELY, THE PARTY TO SUCH ARRANGEMENT MAY, IN CERTAIN CIRCUMSTANCES, BE ENTITLED TO TERMINATE THE ARRANGEMENT. FURTHER, THE AMOUNTS PAYABLE UNDER CERTAIN OF OUR ARRANGEMENTS DEPEND ON THE NUMBER OF PRODUCTS OR INDICATIONS FOR WHICH ANY PARTICULAR TECHNOLOGY LICENSED UNDER SUCH ARRANGEMENT IS USED BY US. THUS, ANY STATEMENT OF POTENTIAL FEES PAYABLE BY US UNDER EACH AGREEMENT IS SUBJECT TO A HIGH DEGREE OF POTENTIAL VARIATION FROM THE AMOUNTS INDICATED IN THIS REPORT.

     Our business strategy includes the establishment of research collaborations with major pharmaceutical and biotechnology companies. The purpose of these collaborations is to support and supplement our discovery, preclinical and Phase 1/2 clinical research and subsequent development phases. Our strategy also includes the implementation of long-term strategic partnerships with major pharmaceutical and biotechnology companies to support Phase 2 and Phase 3 clinical trials and product commercialization activities, including product manufacturing, marketing and distribution. To date, we have established one such relationship with Schering AG. For further information regarding this collaboration please see "Risks Related to Our Business--Risks Related to Our Reliance on Collaborative Relationships and Licensing Arrangements." and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     SCHERING AG COLLABORATION, LICENSE AND ROYALTY AGREEMENT

     In May 1996, we entered into a collaboration agreement with Schering AG which established a strategic alliance covering the development and commercialization of gene therapy products to promote angiogenesis. Under this agreement, we agreed to conduct research and development in the field of gene therapy to promote angiogenesis solely with Schering AG during the term of the agreement. We granted Schering AG an exclusive worldwide license to all rights to our technology in the field of angiogenic gene therapy and to certain other rights to technology developed by us with funding support from Schering AG during the five-year research and development program under the agreement. Schering AG has the right to sublicense its rights to Schering AG affiliates without our consent and to third parties who are not affiliates of Schering AG with our consent which is not to be unreasonably withheld.

     In exchange for such rights, Schering AG agreed to:

     -    purchase up to $5.0 million of our equity;

     - contribute up to $5.0 million annually to support our research and development pursuant to the Schering Agreement for a product considered an "initial product" under the terms of the arrangement, which amount may be increased to support research and development for additional products within the field of gene therapy to promote and enhance angiogenesis;

     - pay us milestone payments totaling up to $20.5 million for each product deemed an initial product or new product under the terms of the arrangement based on our achievement of milestones pertaining to certain regulatory filings and the development and commercialization of products under the Schering Agreement; and

     - pay us a royalty rate based on worldwide net sales of each product and to pay an additional supplemental royalty based on worldwide net sales of each product and the product's cost of goods, up to a maximum specified royalty rate, on a country-by-country basis. Payments are to be made from the first commercial sale until the later of 10 years following the first sale in such country or until the expiration of the last to expire patent covering technology licensed or developed under the agreement which has valid claims in such country.

     Schering AG and we are performing research and development together, with Schering AG responsible for the preparation and filing of all regulatory applications and approvals. Schering AG is also responsible for all activities relating to the manufacture, marketing and sale of products described in the research and development plan under our collaboration agreement.

     In addition, under our agreement with Schering AG, through May 2003 Schering AG has the right of first refusal to enter into exclusive research and development agreements with us for new product opportunities that we may identify within the field of gene therapy to promote angiogenesis. If we are unable to reach agreement with Schering AG on terms and conditions regarding such research and development agreements for new product opportunities, then we may develop such products on our own or with third parties, provided that we or our licensees pay Schering AG a royalty on worldwide net sales of such new products. This arrangement is additionally subject to Schering AG's right to enter into an agreement on the same terms as are offered to a third party. If we are able to reach agreement on the terms and conditions of such an agreement, Schering AG would have the same exclusive worldwide rights under our technology to the new product as for the initial products.

     In addition, through May 2003 Schering AG has a right of first negotiation to enter into an agreement to license on an exclusive basis from us new products outside the field of gene therapy to promote angiogenesis. From May 2003 through May 2006, Schering AG also has a right of first offer to enter into a license agreement with us covering potential new products in the field of gene therapy to promote angiogenesis, products outside of the field of gene therapy to promote angiogenesis and certain other technology and know-how.

     Schering AG has the unilateral right to terminate the Schering agreement on 60 days prior written notice to us. Upon such notice, Schering AG is required to pay us a termination fee. In addition, Schering AG would be required to provide us with copies of and the right to reference all investigational new drug applications or any other submissions that had been filed by Schering AG with all regulatory health authorities with respect to products covered under the Schering agreement.

     In the event that Schering AG exercises such unilateral right to termination, Schering AG retains a paid-up, irrevocable, royalty-free, nonexclusive, worldwide license, with the right to sublicense, to any new inventions made during and pursuant to the Schering agreement. In addition, Schering AG may terminate the Schering agreement upon 90 days written notice, without payment of a termination fee, if a third party which is a competitor of Schering AG or us acquires substantially all of our assets or 49% or more of our voting stock. Upon such termination, Schering AG would retain any license granted by us to Schering AG, while any licenses granted by Schering AG to us would terminate.

     In 1995, Schering AG provided $500,000 in loans to fund operations. Principal and interest on the loans are due and payable upon demand on or after June 30, 1999. In May 1996, under the Schering agreement, an affiliate of Schering AG made an equity investment of $2.5 million in us. Following our securing certain rights to develop a gene, in June 1997, the same affiliate of Schering AG made an additional equity investment of $2.5 million in us. Finally, in June 1997, such affiliate of Schering AG made an additional equity investment of $679,808 in us. As of December 31, 1998, said affiliate of Schering AG owned 15.1% of all of our outstanding capital stock. As of December 31, 1998, Schering AG had paid us an aggregate of $12.9 million in research and development support and milestone payments.

     We intend to rely on our collaboration with Schering AG for significant continued funding in support of our research efforts on gene therapy for the promotion and enhancement of angiogenesis. If this funding were reduced or terminated, we would be required to:

     - devote additional internal resources, if and to the extent available, to clinical trials, and other product development and commercialization activities,

     -    scale back or terminate certain research and development programs,

     -    seek alternative collaborations or financing sources, or

     - sell or license rights to some of our proprietary technology, including our genes.

     For more information regarding our collaboration with Schering AG please see "Risks Related to Our Business--Risks Related to Our Reliance on Collaborative Relationships and Licensing Arrangements." and "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Liquidity and Capital Resources."

     UNIVERSITY OF CALIFORNIA LICENSE AGREEMENTS

     ANGIOGENESIS GENE THERAPY. In September 1995, we entered into an exclusive agreement with the Regents of the University of California, with the right to sublicense, in the U.S. and in foreign countries for a gene therapy approach for the promotion and enhancement of angiogenesis. This gene therapy approach is based on scientific discovery research conducted at the laboratory of Dr. H. Kirk Hammond, a co-founder and principal stockholder of our company. The agreement may be canceled by us on 60 days notice, following which we would continue to be responsible only for obligations and liabilities accrued prior to termination. Under the agreement, we are obligated to pay a non-refundable $550,000 licensing fee payable in installments, of which $150,000 had been paid as of December 31,

1998. If we pursue development of products incorporating technology licensed under this agreement, we could be obligated to pay (1) an annual royalty fee based on net sales of products incorporating the technology licensed under the agreement and (2) a minimum annual royalty fee (which may be offset against the previously mentioned net sales-based royalty fee). For the period from 2003 through 2007, the minimum annual royalty fees could amount to $2.15 million and, in each succeeding calendar year after 2007, $750,000 for the life of the agreement.

     GENE THERAPY FOR CONGESTIVE HEART FAILURE. In January 1997, we entered into an exclusive license agreement with the Regents of the University of California, with the right to sublicense, in the U.S. and in certain foreign countries for rights to a gene therapy approach for congestive heart failure. The gene therapy approach relates to increasing myocardial adrenergic responsiveness and is based on scientific discovery research conducted at Dr. Hammond's laboratory. The agreement may be canceled by us on 60 days notice, following which we would continue to be responsible only for obligations and liabilities accrued prior to termination. Under the agreement, we are obligated to pay a nonrefundable $650,000 licensing fee payable in installments, of which $100,000 had been paid as of December 31, 1998. If we pursue development of products incorporating technology licensed under this agreement, we could be obligated to pay (1) an annual royalty fee based on net sales of products incorporating the technology licensed under the agreement and (2) a minimum annual royalty fee (which may be offset against the net sales-based royalty fee). For the period from 2004 through 2008, the minimum annual royalty fee could amount to $2.15 million and, in each succeeding calendar year after 2008, $750,000 for the life of the agreement.

     ANGIOGENIC GENE THERAPY FOR CONGESTIVE HEART FAILURE. In June 1997, we entered into an exclusive license agreement with the Regents of the University of California, with the right to sublicense, in the U.S. and in foreign countries for another gene therapy approach for congestive heart failure. This gene therapy approach for promoting and enhancing angiogenesis for the treatment of congestive heart failure is based on scientific discovery research conducted at Dr. Hammond's laboratory. The agreement may be canceled by us on 60 days notice, following which we would continue to be responsible only for obligations and liabilities accrued prior to termination. Under the agreement, we are obligated to pay a non-refundable $325,000 licensing fee payable in installments, of which $50,000 had been paid as of December 31, 1998. If we pursue development of products incorporating technology licensed under this agreement, we could be obligated to pay (1) an annual royalty fee based on net sales of products incorporating the technology licensed under the agreement and (2) a minimum annual royalty fee (which may be offset against the net sales-based royalty fee). For the period from 2005 through 2009, the minimum annual royalty fee could amount to $700,000 and, in each succeeding calendar year after 2009, $300,000 for the life of the agreement.

     The University of California licensing agreements formed the initial basis for our technology regarding methods of gene therapy and were entered into to advance our present efforts to develop gene therapy products.

     Each of these agreements provides us with exclusive rights, subject to any license rights of the U.S. Government, to develop and commercialize technology covered by patent applications that have been filed in the U.S. and in foreign countries. Under the terms of these agreements, we are required to satisfy certain due diligence provisions with respect to the timely development and commercialization of products covered by patents under the terms of the agreements. If we fail to meet the due diligence deadlines, the Regents may terminate the agreement or reduce the exclusive licenses to nonexclusive licenses. We are entitled to a one-time extension of the due diligence deadlines upon payment of certain fees. In the event of a material breach by us of any of these agreements, which remains uncured for 60 days, the agreement that was breached may be terminated by the Regents.

     NEW YORK UNIVERSITY RESEARCH AND LICENSE AGREEMENT

     In March 1997, we entered into an agreement with New York University. Under this agreement, we have an exclusive worldwide license (with the right to sublicense) to certain technology covering development, manufacture, use and sale of gene therapy products based on FGF-4 for the treatment of coronary artery disease, peripheral vascular disease and congestive heart failure. This agreement provides us with exclusive rights in such fields to develop and commercialize technology covered by an issued patent and patent applications that have been filed in the U.S. and in foreign countries.

     Under this agreement, we agreed to pay New York University license fees through the completion of the first full year of sales of licensed product which, if made through the year 2002, would aggregate up to $225,000, (of which $125,000 was paid as of December 31, 1998). If we pursue development of licensed products under this agreement, we could be obligated to pay up to an aggregate amount of $1.8 million (of which $250,000 has been paid as of December 31, 1998) for each product in milestone payments. In addition, beginning in the year in which we complete one full year of sales of licensed products and continuing thereafter until the agreement terminates or expires, we could also be obligated to pay minimum annual royalty fees of up to $500,000 which may be offset against annual royalty fees based on net sales of licensed products during each calendar year. We are also funding a three-year research program directed by us using the technology covered by the patents and applications.

     Under the terms of this agreement, we are required to satisfy certain due diligence provisions with respect to the timely development and commercialization of products covered by patents under the terms of the agreement. Failure to meet any due diligence requirements could result in the termination of the agreement unless we and New York University mutually agree otherwise or we pay New York University an additional fee to extend the due diligence deadline. New York University may terminate the agreement upon a failure to pay any amounts due under the agreement which remains uncured for 30 days or upon any other material breach of the agreement by us which remains uncured for 60 days. On April 28, 1998, we amended this agreement with New York University to expand the scope of the research conducted under this agreement and pay additional funds to New York University. In connection with this research program, we are obligated to pay up to $675,000 in research funding, of which $475,000 had been paid as of December 31, 1998.

     AMRAD DEVELOPMENT PTY LTD. AND LUDWIG INSTITUTE FOR CANCER RESEARCH LICENSE AGREEMENT

     In March 1997, we entered into an agreement with AMRAD Development Pty Ltd. and Ludwig Institute for Cancer Research. Under this agreement AMRAD and Ludwig granted to us an exclusive worldwide license to certain technology relating to our use of certain VEGF genes. This agreement was terminated in 1998.

     Under this agreement, we paid AMRAD and Ludwig a one-time license fee of $1.15 million. If we had pursued development of products incorporating technology licensed under this agreement, we would have been obligated to pay up to an aggregate amount of $4.75 million in milestone payments and $1.0 million for each additional medical indication. In addition, on January 1, 2002, and upon each successive anniversary, we could have been obligated to pay a license fee of up to $1.5 million to be offset against any annual royalties based on net sales of licensed products payable to AMRAD under the agreement.

     DIMOTECH LTD. AND TECHNION RESEARCH & DEVELOPMENT FOUNDATION LICENSE AGREEMENT

     In October 1996, we entered into an agreement with Dimotech Ltd., a wholly-owned subsidiary of Technion Research and Development Foundation, located at the Gutwirth Science Based Industries Center in Haifa, Israel, and the inventor of the licensed technology, who is employed by Technion Research and Development Foundation. Under this agreement, we have an exclusive worldwide license with the right to sublicense to make, use and sell products for the treatment of cardiovascular diseases, including coronary artery disease, peripheral vascular disease and congestive heart failure, covered by any patents that may issue with claims to VEGF-145, a vector comprising VEGF-145 or the use of VEGF-145. To date, no such patents have issued.

     If we pursue development of products or processes incorporating technology licensed under this agreement, then, in addition to a $16,000 paid license fee we would be obligated to pay up to an aggregate of $450,000 (of which $125,000 had been paid as of December 31, 1998). Milestone payments are paid on a per product or process basis upon successful achievement of certain product development benchmarks. In addition, beginning the later of
(a) the year 2004 or (b) the issuance in the U.S. and/or the European Union of a patent covering certain patentable material licensed under the agreement, we could be obligated to pay minimum annual royalties up to an aggregate amount of $1.2 million through the year 2008. In each succeeding calendar year after 2008, we could be obligated to pay a minimum annual royalty of $500,000 for the life of the agreement. These minimum annual royalties may be offset against annual royalty fees payable by us based on net sales of any products covered by any patents that may issue.

     Under the terms of this agreement, we are required to satisfy certain due diligence provisions with respect to the timely development and commercialization of products covered by any patents under the agreement. If the due diligence deadlines are not met, we may extend the due diligence deadline for 12 months upon payment of an additional fee. As of December 31, 1998 we have paid $50,000 for one extension of these deadlines. Technion may terminate the agreement in the event of a material breach of the agreement by us which remains uncured for 60 days. We may terminate the agreement at our option upon 60 days written notice and payment of a termination fee.

     VETERANS MEDICAL RESEARCH FOUNDATION RESEARCH AGREEMENTS

     Since 1995, we have contracted with the Veterans Medical Research Foundation located in San Diego, California and operating at the Veterans' Affairs Medical Center to conduct certain research activities. In March 1998, we entered into another one-year agreement with the Veterans Medical Research Foundation. Under this agreement, Dr. Hammond, who serves as the investigator for the related studies, and the Veterans Medical Research Foundation agree to utilize their best efforts to conduct studies in the field of cardiovascular disease. In consideration for such services, we have agreed to pay the Veterans Medical Research Foundation monthly fees based on the overall level of expenditures for research and development, plus certain administrative overhead charges. We are considering extending this agreement.

     This agreement requires Dr. Hammond and the Veterans Medical Research Foundation to assign to us all ideas, developments and inventions as a result of studies conducted under it. To the extent that U.S. government resources are used in connection with the work done, the U.S. government may have certain rights as defined by U.S. law and may choose to exercise those rights.

     UNIVERSITY OF WASHINGTON RESEARCH AGREEMENT

     In April 1997, we entered into an agreement with the University of Washington, Seattle, School of Medicine, Department of Pathology to conduct discovery research directed by us into the study of repair of damage resulting from a heart attack. The discovery research uses therapeutic genes to initiate and control regeneration of heart muscle tissue. Under this agreement, we have a right of first negotiation to enter into an agreement with the University of Washington to exclusively license all technology that may result from such research. On June 19, 1998, we amended this agreement to extend the term of this agreement through April 30, 1999. Either party may terminate this agreement at any time upon 30 days prior written notice. Under this agreement, we were obligated to pay an aggregate amount of $286,642 all of which has been paid as of December 31, 1998.

     UNIVERSITY OF MISSOURI SPONSORED RESEARCH CONTRACT

     In October 1997, we entered into an agreement with the Curators of the University of Missouri-Columbia under which the University of Missouri would conduct discovery research directed by us into the study of collateral blood flow as it relates to peripheral vascular disease. Under this agreement, we agreed to provide the University of Missouri with funding for this research and paid an aggregate funding amount of $76,083. This agreement was terminated on December 31, 1998. In 1998, we entered into additional agreements for ongoing discovery research into the study of collateral blood flow as it relates to peripheral vascular disease. Under these agreements we could be obligated to pay up to an aggregate funding amount of $150,221, of which $91,277 has been paid as of December 31, 1998.

     MEDICAL COLLEGE OF WISCONSIN INVESTIGATOR AGREEMENT

     In November 1998, we entered into an agreement with the Medical College of Wisconsin. Under this agreement, Dr. Philip Clifford is to conduct discovery research into the study of blood flow and locomotor function as it relates to peripheral vascular disease. We have agreed to provide the Medical College with research funding for work done under this agreement. This agreement grants us the right to all inventions, discoveries and developments generated under the study. The term of this agreement is October 15, 1998 to April 15,1999. Either party may terminate this agreement upon 30 days prior written notice. Under this agreement, we could be obligated to pay up to an aggregate amount of $183,108 in funding support, of which $109,865 has been paid as of December 31, 1998. We are considering extending this agreement.

     ADDITIONAL COLLABORATIONS FOR GENE DELIVERY VECTORS

     Consistent with our efforts to broaden our proprietary methods of gene therapy, we are evaluating additional gene delivery vectors.

          TARGETED GENETICS CORPORATION BIOLOGICAL MATERIALS AGREEMENT. In January 1998, we entered into a biological materials transfer agreement with Targeted Genetics Corporation for purposes of evaluating Targeted Genetics' recombinant adeno-associated viral vector for application in the field of cardiovascular gene therapy. Under the terms of this agreement, we and Targeted Genetics each have the option to collaborate further to use Targeted Genetics' recombinant adeno-associated viral vector to treat congestive heart failure. In such event, Targeted Genetics would be responsible for constructing and manufacturing the vector and we would be responsible for, among other things, funding the costs of the future collaboration. Either party may terminate this agreement at any time upon 30 days prior written notice.

          CELL GENESYS COLLABORATIVE RESEARCH AGREEMENT. In November 1998, we entered into a collaborative research agreement with Cell Genesys, Inc. for purposes of evaluating Cell Genesys' second-generation recombinant adenoviral vectors for application in the field of cardiovascular gene therapy. Under this agreement, we and Cell Genesys have options to negotiate the terms of licenses for the use of such second-generation recombinant adenoviral vectors. The agreement is for one year but may be terminated at an earlier date by either party upon 60 days prior written notice.


PATENTS AND PROPRIETARY RIGHTS

     Our core technologies depend on the use of genes which regulate biological activity in the cardiovascular system. We have either discovered or exclusively licensed certain genes for use in our gene therapy products. Our gene portfolio includes both issued patents and pending patent applications.

     Our current methods of gene therapy use a replication-deficient adenovirus gene delivery vector. We are also seeking to refine and enhance our proprietary methods of gene therapy to include other gene delivery vectors, and to broaden the applications of our methods of gene therapy. For more specific information regarding our patent portfolio, please see "--Our Core Technologies."

     As of December 31, 1998, we had rights to technology covered by two U.S. patents and more than 10 U.S. patent applications, as well as certain corresponding foreign patent applications. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are considered important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

     Our business success will depend on our ability and the ability of our licensors:

     - to obtain patent protection of our technologies, both in the U.S. and in foreign countries,

     -    to defend patents once obtained,

     - to maintain trade secrets and operate without infringing upon the patents and proprietary rights of others, and

     - to obtain appropriate licenses to patents or proprietary rights held by others, if any, that may relate to our technology, both in the U.S. and in foreign countries.


     For more detailed information regarding the importance of our proprietary rights and related risks, please see "Risks Related to Our Business--Risks Related to Patents and Proprietary Information."


GOVERNMENT REGULATION

     All of our potential products will require regulatory approval by U.S. or foreign governmental agencies prior to commercialization. Human therapeutic products are subject to rigorous preclinical and clinical testing and other premarket approval procedures administered by the FDA and similar authorities in foreign countries. The FDA exercises extensive regulatory authority over all facets of our products, from development through commercialization. Government agencies in foreign countries have similar authority. In some cases, local and state requirements also apply.

     Gene therapy and cell therapy are relatively new technologies and have not been extensively tested in humans. The regulatory requirements governing gene and cell therapy products and related clinical procedures are uncertain and are subject to change. Obtaining regulatory approval for our products is likely to take several years, if it is ever obtained, and is likely to involve substantial expenditures. If approval is obtained, ongoing compliance with applicable requirements can also require substantial resources. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or prevent us from marketing our products.

     The activities required before a new therapeutic agent may be marketed in the U.S. begin with preclinical pharmacology and toxicology testing.
Preclinical testing includes laboratory evaluation and requires animal studies to assess the product's potential safety and efficacy. Animal safety studies must be conducted in accordance with the FDA's Good Laboratory Practice regulations. The results of these studies must be submitted to the FDA as part of an investigational new drug application, which must be reviewed and cleared by the FDA before proposed clinical testing can begin. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the trial, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each clinical protocol must be submitted to the FDA as part of the new drug application. The FDA's review or approval of a study protocol does not necessarily mean that a successful trial would constitute proof of efficacy or safety for product approval. Further, each clinical trial must be approved by and conducted under an independent institutional review board at the institution at which the trial will be conducted. The institutional review board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. The institutional review board is also responsible for continuing oversight of the approved protocols in active trials. An institutional review board may require changes in a protocol and there can be no assurance that an institutional review board will permit any given trial to be initiated or completed.

     Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase 1, gene therapy clinical trials generally are conducted with a small number of subjects, who may or may not have a specific disease, to determine the preliminary safety profile. In Phase 2, clinical trials are conducted with larger groups of patients who have a specific disease. The purpose of this phase is to determine preliminary efficacy and optimal dosages and to obtain expanded evidence of safety. In Phase 3, large-scale, multicenter, comparative clinical trials are conducted with patients who have a target disease. The purpose of this phase is to provide enough data for the statistical proof of efficacy and safety required by the FDA and others for market approval. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension or termination of clinical trials. Because gene therapy products are a new category of therapeutics, there can be no assurance as to the length of the clinical trial period or the number of patients the FDA will require to be treated in the clinical trials.

     FDA marketing approval must be obtained after completion of clinical trials of a new product. We expect that our products will be regulated as biological products. Our products are also subject to the drug provisions of the Federal Food, Drug, and Cosmetic Act. However, the FDA's regulatory approach may evolve as scientific knowledge increases in the area of somatic and gene therapy. Current regulations relating to biologic drugs will require us to submit to the FDA a marketing application, which must be approved by the FDA before commercial marketing is permitted. The marketing application must include results of product development activities, preclinical studies and clinical trials, in addition to detailed manufacturing information. FDA approval of the marketing application generally takes at least one year but could take substantially longer. The FDA may also request additional data relating to safety and efficacy. Even if this data is submitted, the FDA may ultimately decide that a marketing application does not satisfy its regulatory criteria for approval.
The FDA may modify the scope of the desired claims or require the addition of warnings or other safety-related information. The FDA may also require additional clinical tests following approval based upon product safety data. Such products remain subject to continual review, and to later discovery of previously unknown problems. This may result in restrictions on marketing, or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

     The FDA requires that product manufacturers comply with current Good Manufacturing Practices regulations as a condition for performing clinical studies and for product approval. In complying with current Good Manufacturing Practices requirements, manufacturers must expend resources on a continuing basis in production, record keeping and quality control. Manufacturing facilities are subject to periodic inspections by the FDA to ensure compliance. Failure to pass such inspections may result in suspension of manufacturing, seizure of the product, withdrawal of approval or other regulatory sanctions. The FDA may also require the manufacturer to recall a product.

     In addition to regulations enforced by the FDA, we are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state and local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals, biological materials and radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by local, state and federal laws and regulations, the risk of contamination or injury from these materials cannot be eliminated. In such an event, we could be held liable for any resulting damages, and any such liability could exceed our resources.

     For further information regarding the impact of various government regulations please see "Risks Related to Our Business--Our products may not successfully complete clinical trials required for commercialization.", "We may not be able to successfully manufacture our products.", and "We may incur substantial cost related to our use of hazardous materials." Please also see "Risks Related to Our Industry--We are subject to extensive government regulation in our industry and may fail to achieve regulatory approval."

COMPETITION

     We are aware of a number of companies and institutions that are developing or considering the development of potential gene therapy, cell therapy treatments and therapies infusing proteins which promote or enhance angiogenesis. These organizations include early-stage gene therapy companies, fully-integrated pharmaceutical companies, universities, research institutions, governmental agencies and others.

      Additionally, there are a number of medical device companies which are developing innovative surgical procedures. These include laser-based systems to stimulate coronary angiogenesis, as well as surgical devices and catheter based treatments, including balloon angioplasty, atherectomy and coronary stenting.
In addition, our potential products will be required to compete with existing pharmaceutical products, or products developed in the future, that are based on new or established technologies. For further information regarding competition in our industry, please see "Risks Related to Our Industry--We face intense competition."

MANUFACTURING

     Schering AG is responsible for all activities relating to the manufacture of products developed under our agreement with Schering AG. We do not have manufacturing capacity and currently plan to establish relationships with others for the manufacture of clinical trial material and the commercial production of our other products. We may not be able to establish relationships with manufacturers on commercially acceptable terms. In addition, we cannot be sure that Schering AG or others will be able to manufacture products in commercial quantities under Good Manufacturing Practices as required by the FDA on a cost-effective basis. For further information regarding risks related to manufacturing, please see "Risks Related to Our Business-- "Risks Related to Our Reliance on Collaborative Relationships and Licensing Arrangements." and "We may not be able to successfully manufacture our products."

SALES AND MARKETING

     We do not plan to develop our own sales and marketing capability for our products. We plan to rely solely upon strategic partners to market and sell our products. Schering AG is responsible for all activities relating to the marketing and sale of products developed under our agreement with Schering AG. For further information regarding factors impacting our ability to sell and market our products, please see "Risks Related to Our Business--Risks Related to Our Reliance on Collaborative Relationships and Licensing Arrangements." and "We may not be able to successfully market and sell our products."

HUMAN RESOURCES

     As of December 31, 1998, we had 44 full-time employees, including 26 in research and development and 18 in finance and administration. Of these employees, 19 hold advanced degrees, of which 12 are M.D.s or Ph.D.s. Our success will depend in large part on our ability to attract and retain key employees and scientific advisors. Competition among biotechnology and pharmaceutical companies for highly skilled scientific and management personnel is intense. We may not be able to retain our existing personnel or advisors, or attract additional qualified employees. For further information regarding our key personnel please see "Risks Related to Our Business--We may not be able to attract and retain key personnel and advisors."

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

     Our disclosure and analysis in this report and in our 1998 Annual Report to Stockholders may contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They may use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

     Any or all of our forward-looking statements in this report, in the 1998 Annual Report and in any other public statements may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below, for example, regulatory approval and proprietary protection of our gene therapy products, and their market success relative to alternative products, will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

     We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

RISKS AND UNCERTAINTIES

RISKS RELATED TO OUR BUSINESS

     OUR PRODUCTS ARE IN AN EARLY STAGE OF DEVELOPMENT AND MAY NEVER BE SUCCESSFULLY COMMERCIALIZED.

     All of our potential products are in the early stages of development. Even if they advance in development we cannot be sure that we or our partners could obtain regulatory product approvals. Before we can sell our products, we must undertake the time-consuming and costly process of developing, testing and obtaining regulatory approval for each product. To date, only one of our products, GENERX-Trademark-, has advanced to clinical trials. To date, regulatory authorities have not reviewed or approved any of our products.

     After developing, testing and obtaining regulatory product approval, we, alone or with others, must market and sell our products to achieve profitable operations. We do not expect our products to be available for sale for a number of years, if at all. There are many reasons that we may fail in our efforts to develop our products, including the possibility that:

     - our products will be ineffective, toxic or will not receive regulatory clearances,

     - our products will be too expensive to manufacture or market or will not achieve broad market acceptance,

     - others will hold proprietary rights that will prevent us from marketing our products, or

     -    others will market equivalent or superior products.

The success of our business depends on our ability to successfully develop and market our products.

     OUR PRODUCTS MAY NOT SUCCESSFULLY COMPLETE CLINICAL TRIALS REQUIRED FOR COMMERCIALIZATION.

          THE CLINICAL TRIALS PROCESS IS COMPLEX AND UNCERTAIN. We cannot be certain that we will successfully complete clinical trials necessary to receive regulatory product approvals. This process is lengthy and expensive.
 To obtain regulatory approvals, we must demonstrate through preclinical studies and clinical trials that our products are safe and effective for use in at least one medical indication. Promising results in preclinical studies and initial clinical trials do not ensure successful results in later clinical trials, which test broader human use of our products. Many companies in our industry have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials. Clinical trials may not result in a marketable product.

     Other factors may adversely affect clinical trials. For example, clinical trials are often conducted with patients who have the most advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse conditions for reasons that may not be related to the proposed product being tested. These reactions may nevertheless adversely affect our clinical trial results and our business.

     In addition, our ability to complete clinical trials depends on many factors, including, obtaining adequate clinical supplies and having a sufficient rate of patient recruitment. For example, patient recruitment is a function of many factors, including:

      -    the size of the patient population;

      -    the proximity of patients to clinical sites; and

      -    the eligibility criteria for the trial.

     Even if patients are successfully recruited, we cannot be sure that they will complete the treatment process. Delays in patient enrollment or treatment in clinical trials may result in increased costs, program delays or both, which could adversely affect us.

     With respect to foreign markets, we or our partner will also be subject to foreign regulatory requirements governing clinical trials. Even if we complete clinical trials, we may not be able to submit a marketing application. If we submit an application, the regulatory authorities may not review or approve it in a timely manner, if at all.

     OUR COLLABORATORS MAY CONTROL ASPECTS OF OUR CLINICAL TRIALS. Our collaborative partners may have or acquire rights to control aspects of our product development and clinical programs. For example, Schering AG has certain rights to control the planning and implementation of product development and clinical programs related to angiogenic gene therapy products. As a result, we may not be able to conduct these programs in the manner we currently contemplate.

     If we fail to demonstrate adequately the safety and effectiveness of a product, the FDA may delay or withhold product approval, which would adversely affect our business. In addition, the FDA may require additional clinical trials, which could result in increased costs and significant development delays.

     OUR PRODUCTS MAY HAVE UNACCEPTABLE SIDE EFFECTS. Possible side effects of gene therapy technologies may be serious and life-threatening. For example, possible serious side effects of viral vector-based gene transfer include viral infections resulting from contamination with replication-competent viruses and inflammation or other injury to the heart or other parts of the body. In addition, the development of cancer in a patient is a possible side effect of all methods of gene transfer. Furthermore, there is a possibility of side effects or decreased effectiveness associated with an immune response toward any viral vector or gene used in our treatments. The possibility of such response may increase if there is a need to deliver the viral vector more than once. The occurrence of any unacceptable side effects during or after preclinical and clinical testing of our potential products could delay approval of our products and adversely affect our business.

WE HAVE INCURRED LOSSES SINCE INCEPTION AND MAY NEVER BE PROFITABLE.

     We formed our company in 1995 and have only a limited operating history to review in evaluating our business and prospects. We have incurred operating losses since our inception in 1995. As of December 31, 1998, our accumulated deficit was approximately $7.1 million. We expect to incur additional losses for the foreseeable future. We also expect our losses to increase as our research and development efforts and clinical trials progress.

     To date, we have not generated any revenue from product sales. We do not expect to generate any revenue from our products for a number of years, if at all. If we, alone or with our collaborators, do not successfully develop, manufacture and commercialize our products, we may never achieve profitability. Even if we do achieve profitability, we cannot predict the level of such profitability.

RISKS RELATED TO PATENTS AND PROPRIETARY INFORMATION.

     OUR BUSINESS SUCCESS DEPENDS UPON OUR PATENTS AND PROPRIETARY INFORMATION. Our business success will depend in part on our ability and that of our licensors to:

     - obtain patent protection for our methods of gene therapy, therapeutic genes and/or gene-delivery vectors both in the U.S. and in foreign countries,

     -    defend patents once obtained,

     - maintain trade secrets and operate without infringing upon the patents and proprietary rights of others, and

     - obtain appropriate licenses to patents or proprietary rights held by others with respect to our technology, both in the U.S. and in foreign countries.

     WE MAY NOT HAVE ADEQUATE PATENT PROTECTION FOR OUR PRODUCTS. We cannot be certain that we or our collaborators will have adequate patent protection for our products. We intend to file additional applications for patents covering our methods of gene therapy, therapeutic genes and gene delivery vectors. To date, we exclusively license rights covered by two U.S. issued patents. We have also filed or have licensed rights to more than 10 currently pending patent applications in the U.S. relating to our technology, as well as foreign counterparts of certain of these applications. We cannot be certain that patents will issue from any of these applications. Even if patents are issued to us or to our licensors, these patents may be challenged, held unenforceable, invalidated or circumvented. In addition, the rights granted may provide insufficient proprietary protection or commercial advantage.

     The patent positions of pharmaceutical and biotechnology companies, including our own, are often uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before, and in some cases after, a patent is issued. We do not know whether any patent applications will result in the issuance of patents. If any patents are issued, we do not know whether the patents will be subjected to further proceedings limiting their scope, whether they will provide significant proprietary protection or will be held unenforceable, circumvented or invalidated. Patent applications in the U.S. are maintained in secrecy until patents issue. Patent applications in other countries generally are not published until up to 18 months after they are first filed. Further, publication of discoveries in scientific or patent literature often lags behind actual discoveries.

As a result, we cannot be certain that we were or any licensor was the first creator of inventions covered by our patents or applications or that we were or our licensor was the first to file such patent applications. Changes in patent laws may also adversely affect our operations.

     A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. A conflict could limit the scope of the patents, if any, that we may be able to obtain or result in denial of our or our licensor's patent applications. In addition, if patents that cover our activities are issued to other companies, we cannot be sure that we could develop or obtain alternative technology.

     In addition, some of our products rely on patented inventions developed using U.S. government resources. The U.S. government retains certain rights in such patents, and may choose to exercise its rights.

     WE MAY NOT BE ABLE TO SUCCESSFULLY RESOLVE A CONFLICT REGARDING PATENT RIGHTS. As the biotechnology industry expands and more patents are issued, the risk increases that our processes and potential products may give rise to claims that they infringe on the patents of others. Others could bring legal actions against us claiming damages and seeking to stop clinical testing, manufacturing and marketing of the affected product or use of the affected process.
Litigation may be necessary to enforce our proprietary rights or to determine the enforceability, scope and validity of proprietary rights of others. If we become involved in litigation, it could be costly and divert our efforts and resources. If there were an adverse outcome of any litigation, our business could be adversely affected.

     In addition, if any of our competitors file patent applications in the U.S. claiming technology also invented by us, we may participate in interference proceedings held by the U.S. Patent and Trademark Office to determine priority of invention and the right to a patent for the technology.
 Like litigation, interference proceedings can be lengthy and often result in substantial costs and diversion of resources.

     Besides potential liability for significant damages, we could be required to obtain a license to continue to make or market the affected product or use the affected process. Costs of a license may be substantial and could include ongoing royalties. We may not be able to obtain such a license on acceptable terms.

     WE MAY NOT HAVE ADEQUATE PROTECTION FOR OUR UNPATENTED PROPRIETARY INFORMATION. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. However, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. To protect our trade secrets, we require confidentiality agreements upon beginning employment, consulting or collaboration with us. Agreements with employees also provide that all inventions resulting from work performed by them while in our employ will be our exclusive property. However, these agreements may not provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.
Likewise, our trade secrets or know-how may become known through other means or be independently discovered by our competitors. Any of these events could adversely affect our business.

RISKS RELATED TO OUR RELIANCE ON COLLABORATIVE RELATIONSHIPS AND LICENSING ARRANGEMENTS.

     WE MAY NOT BE ABLE TO SUCCESSFULLY ESTABLISH AND MAINTAIN COLLABORATIVE AND LICENSING ARRANGEMENTS. Our strategy for the development, testing, manufacturing and commercialization of our potential products relies on our establishing and maintaining collaborations with corporate partners, licensors, licensees and others. At present we have a collaboration with Schering AG. We may not be able to maintain or expand this collaboration or establish additional collaborations or licensing arrangements necessary to develop and commercialize potential products based on our technology. If we are successful in establishing additional collaborations or licensing arrangements, they may not be on favorable terms. The collaborations or licensing arrangements also may not ultimately be successful. Any failure to enter into additional collaborative or licensing arrangements on favorable terms would adversely affect our business.

     Under our current strategy, and for the foreseeable future, we will rely on our collaborative partners to develop or market our products. As a result, we will depend on collaborators to perform the following activities:

      -    fund preclinical studies,

      -    fund clinical development,

      -    obtain regulatory approval, and

      -    manufacture and market any successfully developed products.

     We may not be able to control the amount and timing of resources our current and future collaborators devote to our programs or potential products. For example, manufacturers of our products may have significant discretion over whether or not to pursue development activities with us. We also cannot be certain that our collaborators will not pursue alternative technologies, on their own or with others, to develop competitive gene therapy products. If our collaborators develop competitive products, they may withdraw support for our programs. Our collaborative partners also may breach or terminate our agreements or otherwise fail to conduct their collaborative activities successfully. As a result, our product development could be delayed or terminated, which would adversely affect our business. In addition, revenues we receive from marketed products under our collaborations may depend on the marketing and sales efforts of our collaborators.

     Disputes may arise with our collaborators about who has ownership rights to any technology developed. These disputes could have the following results:

     -    delay achievement of milestones or receipt of milestone payments,

     - adversely affect collaborative research, development and commercialization of certain potential products or

     -    lead to litigation or arbitration.

Any of these results could be time consuming, expensive and adversely affect our business.

     WE FACE ADDITIONAL RISKS RELATED TO OUR AGREEMENT WITH SCHERING AG. We have entered into a research and development collaboration with Schering AG in the field of angiogenic gene therapy.

Under this agreement, Schering AG has the following rights that could adversely affect the development of potential products under our collaboration:

     - discretion to pursue or not to pursue any development programs with us,

     - the right to terminate the agreement at any time if we materially breach the agreement or on 60 days written notice subject to the payment of a termination fee, and

     - the right to terminate the agreement upon 90 days written notice, without payment of a termination fee, if a competitor of Schering AG or us acquires substantially all of our assets or 49% or more of our voting stock.

We cannot be certain that this collaboration will continue or will be successful.

     We also intend to rely on our collaboration with Schering AG for significant continued funding of our angiogenic gene therapy research efforts. We cannot be certain Schering AG will continue to fund this research, especially if they develop competitive products. If they reduce or terminate this funding, we may have to fund clinical trials, product development and commercialization ourselves by using additional resources or by scaling back or terminating other research and development programs. In addition, the rights to terminate could discourage interested buyers and impact the value of our business. We also may need to seek alternative collaborations or financing sources or sell or license rights to some of our proprietary technology. If Schering AG withdraws support for our programs, it could have a material adverse effect on our business.

WE WILL NEED ADDITIONAL FUNDS TO CONTINUE OUR OPERATIONS IN THE FUTURE.

     We will need substantial additional resources to develop our products. Our future capital requirements will depend on many factors, including:

     - the pace of scientific progress in our research and development programs,

     -    the magnitude of our research and development programs,

     -    the scope and results of preclinical studies and clinical trials,

     -    the time and costs involved in obtaining regulatory approvals,

     - the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims,

     -    the costs involved in any potential litigation,

     -    competing technological and market developments,

     -    our ability to establish additional collaborations,

     -    changes in existing collaborations,

     - our dependence on others for development and commercialization of our potential products,

     -    the cost of manufacturing  and

     -    the effectiveness of our commercialization activities.

     We believe that our cash and anticipated sources of funding, including Schering AG, the net proceeds of our initial public offering and future debt or equity financings will be adequate to satisfy our anticipated capital needs through the second quarter of 2000. We intend to seek any additional capital needed to fund our operations through new collaborations, the extension of our existing collaboration or through public or private equity or debt financings. However, additional financing may not be available on acceptable terms or at all. Any inability to obtain additional financing could adversely affect our business.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

     We expect that our operating results will fluctuate from quarter to quarter based on when we incur expenses and receive revenues from our collaborative arrangements and other sources. The level of funding by Schering AG may vary or they may withdraw funding altogether from one or more of our products. If Schering AG were to withdraw funding, it could have a material adverse affect on our business. We believe that some of these fluctuations may be significant and could affect our stock price.

WE MAY NOT BE ABLE TO SUCCESSFULLY MANUFACTURE OUR PRODUCTS.

     We cannot be certain that we will be able to successfully manufacture our products. We do not have internal manufacturing capabilities. Our current strategy is to establish relationships with our collaborators and others to manufacture our products for clinical trials and commercial sales. To date, we have established a manufacturing relationship as part of our collaboration with Schering AG. The agreement provides that Schering AG is solely responsible for manufacturing gene therapy products developed under our collaboration. We cannot be certain, however, that we will be able to maintain our relationship with Schering AG or establish relationships with other manufacturers on commercially acceptable terms. Any failure to do so would adversely affect our business.

     Further, our manufacturers may experience a variety of problems in manufacturing our products, including:

     - an inability to manufacture commercial quantities of our products on a cost-effective basis,

     - non-compliance with Good Manufacturing Practices mandated by the FDA or by any foreign regulatory authority,

     -    manufacturing or quality control problems, or

     - an inability to maintain the governmental licenses and approvals required to continue manufacturing our products.

Any of these events could adversely affect our profitability and our ability to develop and commercialize products on a timely and competitive basis.

WE MAY NOT BE ABLE TO SUCCESSFULLY MARKET AND SELL OUR PRODUCTS.

     Our success will depend on the market acceptance of our products. The degree of market acceptance will depend upon a number of factors, including:

     -   the receipt and scope of regulatory approvals,

     - the establishment and demonstration in the medical community of the safety and effectiveness of our products and their potential advantages over other treatments, and

     -   reimbursement policies of government and healthcare payors.

     In the past, parts of the medical community have been concerned with the potential safety and effectiveness of gene therapy products derived from disease-causing viruses such as adenoviruses, which we use in our proposed gene therapy products. Physicians, patients, payors or the medical community in general may not accept our products as safe or may not use any product that we may develop. Failure to achieve or maintain significant market acceptance would adversely affect our business.

     We do not have internal marketing and sales capabilities and may not be able to successfully market and sell our products. Our current strategy is to market and sell our products through our collaborative partners. For example, our collaboration with Schering AG provides that they will be solely responsible for marketing and selling gene therapy products we develop together. We cannot be certain, however, that we will be able to maintain our relationship with Schering AG or establish relationships with other drug or healthcare companies with distribution systems and direct sales forces on commercially acceptable terms. If we are required to market and sell our products directly, we will need to develop a marketing and sales force with technical expertise and distribution capability. Creating a marketing and sales infrastructure is expensive and time-consuming and thus could divert resources from other aspects of our business. In addition, to the extent we enter into co-promotion or other licensing arrangements, any revenues we receive will be dependent on the efforts of others, and we cannot be certain that their efforts will be successful.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN KEY PERSONNEL AND ADVISORS.

     Our success depends on the key members of our scientific and management staff. The loss of one or more of these key members could impede our development objectives. We do not have employment agreements with our scientific or management staff. Certain key scientific staff members have entered into scientific advisory consulting agreements with us. However, these agreements may be terminated at any time by either party.

     Our future success also depends on recruiting additional qualified management, operations and scientific personnel. To pursue our research and development programs, we will need to hire additional qualified scientists and managers. There is intense competition for these qualified personnel among numerous pharmaceutical and biotechnology companies, universities and other research institutions. We may not be able to continue to attract and retain the personnel necessary to develop our business. Any failure to attract and retain key personnel could adversely affect our business

     In addition, we rely on the members of our scientific advisory board to help formulate our research and development strategy. All of our scientific advisors are employed by others and may have commitments to, or consulting contracts with, other entities that may limit their availability to us. Each scientific advisor has agreed not to perform services for us that might conflict with services the advisor performs for another entity. However, a conflict of interest could result from these services and could adversely affect our business.

WE MAY NOT HAVE ADEQUATE PROTECTION AGAINST PRODUCT LIABILITY.

     Our business exposes us to potential product liability risks that are inherent in the testing, manufacture and sale of human healthcare products. We have limited product liability insurance for our Phase 1/2 human clinical trial for GENERX-Trademark-. As it becomes necessary, we intend to expand our insurance coverage to include clinical trials of other products under development and the manufacture and commercial sale of our potential products. We may be unable to obtain additional product liability insurance on commercially acceptable terms. Failure to obtain product liability insurance or to otherwise protect against product liability claims could prevent or delay the commercialization of our products. Without insurance or with inadequate insurance, a successful product liability claim or series of claims could adversely affect our business. In addition, a product recall could adversely affect our business.

WE MAY INCUR SUBSTANTIAL COST RELATED TO OUR USE OF HAZARDOUS MATERIALS.

     We use hazardous materials in our research and development activities. As a result, we are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials. The risk of contamination or injury from our activities exists. For example, if an accident occurs, we could be responsible for any damages and the amount of the damages could exceed our resources. In addition, we may incur significant costs to comply with environmental laws and regulations in the future. Any of these events could adversely affect our business.

OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT FLUCTUATIONS.

     The market prices and trading volumes for securities of emerging companies in our industry have historically been highly volatile and have experienced significant fluctuations. Often, these fluctuations have been unrelated or disproportionate to the operating performance of companies. The market price of our common stock may be affected by announcements regarding:

     -    results of research,

     -    development testing,

     -    technological innovations,

     -    new commercial products,

     -    government regulation,

     -    developments concerning proprietary rights,

     -    litigation,

     -    public perception regarding the safety of our products or

     -    securities analysts' expectations.

     Since our common stock is thinly traded, its price can also fluctuate significantly as a result of large stock transactions. These fluctuations could adversely affect our profitability and our ability to raise additional capital and may delay commercialization of our products.

OUR CHARTER AND BYLAWS CONTAIN PROVISIONS THAT MAY PREVENT TRANSACTIONS THAT COULD BE BENEFICIAL TO STOCKHOLDERS.

     Our charter and bylaws restrict certain actions by our stockholders. For example:

     - Our stockholders can act at a duly called annual or special meeting but they may not act by written consent;

     - Special meetings can only be called by our chief executive officer, president, or chairman of the board or by our president or secretary at the written request of a majority of the board of directors; and

     - Stockholders also must give advance notice to the secretary of any nominations for director or other business to be brought by stockholders at any stockholders' meeting.

     Some of these restrictions can only be amended by a super-majority vote of members of the board and/or the stockholders. These and other provisions of our charter and bylaws, as well as certain provisions of Delaware law, could prevent changes in our management and discourage, delay or prevent a merger, tender offer or proxy contest, even if the events could be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay for our stock.

     In addition, our charter authorizes our board of directors to issue shares of undesignated preferred stock without stockholder approval on terms that the board may determine. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to our other stockholders or otherwise adversely affect their rights and powers, including voting rights. Moreover, the issuance of preferred stock may make it more difficult for another party to acquire, or may discourage another party from acquiring, voting control of us.

IF WE FAIL TO BE YEAR 2000 COMPLIANT IT COULD HARM OUR BUSINESS.

     We have not fully completed tests to assure that our information technology systems will function properly in the year 2000. If any key information technologies or embedded microprocessor technology systems related to our business and operations are not year 2000 compliant, there could be a material adverse effect on our business. For further information regarding the status of our ongoing investigations, related risks, contingency plans and expenses, please see "Management's Discussion and Analysis of Financial Condition and Results of Operation--Impact of the Year 2000 or Y2K."

RISKS RELATED TO OUR INDUSTRY

WE FACE INTENSE COMPETITION IN OUR INDUSTRY.

     In light of the intense competition in our industry, we may not successfully manufacture and market any potential products. We compete with several different types of entities, including early-stage gene therapy companies, fully-integrated pharmaceutical companies, universities, research institutions, governmental agencies and other healthcare providers, as well as medical device companies.

     A number of companies and institutions are developing technologies, therapies and/or products that could compete with our potential products. For example, there are a number of potential gene therapy, cell therapy treatments and angiogenic protein infusion therapies which could compete with our potential products. Our products could also compete with drugs or other pharmaceutical products. In addition, a number of new surgical procedures could compete with our potential products, including:

     -    laser-based systems to stimulate angiogenesis in the heart, and

     - catheter-based treatments including balloon angioplasty, atherectomy and coronary stenting.

     Many of our competitors have larger research and development staffs and substantially more financial and other resources. These competitors also have more experience and capability in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals and in manufacturing, marketing and distribution.

      In addition, the competitive positions of other early-stage companies may be enhanced significantly through their collaborative arrangements with large pharmaceutical companies, biotechnology companies or academic institutions, which may be more beneficial than our collaborative arrangements. Our competitors may succeed in developing, obtaining patent protection for, receiving regulatory approvals for, or commercializing products at a more rapid pace. If we are successful in commercializing our products, we will be required to compete with respect to manufacturing efficiency and marketing capabilities, areas in which we have no experience.

     We also compete with others in acquiring products or technology from research institutions, universities or others. Our competitors may develop or acquire new technologies and products that are available for sale before our potential products or are more effective than our potential products.

     Any of these developments could render our potential products less competitive or obsolete, and could have a material adverse effect on our business. Further, gene therapy in general is a new and rapidly developing technology. We expect this technology to undergo significant change in the future. If there is rapid technological development, our current and future products or methods may become obsolete before we can successfully commercialize them.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION IN OUR INDUSTRY AND MAY FAIL TO RECEIVE REGULATORY APPROVAL.

     We and our collaborators are subject to extensive government regulation. The FDA and foreign regulatory authorities require rigorous preclinical testing, clinical trials and other product approval procedures. Numerous regulations also govern the manufacturing, safety, labeling, storage, record keeping, reporting and marketing of our drug products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. The process of obtaining these approvals and complying with applicable government regulations is time consuming and expensive. The time required to complete testing and obtain approvals is uncertain, and approval may not be obtained. If product modification is needed, the test period could be substantially extended which could adversely affect our business.

     In addition, changes in regulatory policy or additional regulations adopted during product development could also result in delays or rejections. For example, gene therapy is relatively new and is only beginning to be extensively tested in humans. Regulatory authorities may significantly modify the requirements governing gene therapy.

     Even after substantial time and expense, we may not be able to obtain regulatory product approval by the FDA or any equivalent foreign authorities. Moreover, the regulatory authorities may require us or our partners to demonstrate that our products are improved treatments relative to other therapies. If we obtain regulatory product approval, the approval may limit the uses for which we may market the product. After regulatory approval is obtained, our product, its manufacturer and related manufacturing facilities will be subject to continual review and periodic inspections. Any subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

     We are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations. We or our partners may also be subject to similar regulations in other countries. Failure to comply with such regulatory requirements or to obtain product approvals could impair our ability to market our products and adversely affect our business.

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTY REIMBURSEMENT.

     Our commercial success will depend heavily upon whether consumers will be reimbursed for the use of our products. Third-party payors, such as government and private insurance plans, may not authorize or otherwise budget reimbursement for our products. Additionally, third-party payors, including Medicare, are increasingly challenging the prices charged for medical products and services. We may be required to provide substantial cost-benefit analysis data to demonstrate that our products are cost-effective. Third-party payors may not pay the prices set for our products or reimburse consumers for the use of our products.

     Federal and state regulations also affect the reimbursement to healthcare providers of fees and capital equipment costs in connection with medical treatment.

HEALTHCARE REFORM MAY ADVERSELY IMPACT THE COMMERCIALIZATION OF OUR PRODUCTS.

     The efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect our business and financial condition as a biotechnology company. In foreign markets, pricing or profitability of medical products and services may be subject to government control. In the U.S., we expect that there will continue to be federal and state proposals for government control of pricing and profitability. In addition, increasing emphasis on managed healthcare has increased pressure on pricing of medical products and will continue to do so. These cost controls may have a material adverse effect on our revenues and profitability and may affect our ability to raise additional capital.

     In addition, cost control initiatives could adversely affect our business in a number of ways, including:

     - decreasing the price we, or any of our partners or licensees, receive for any of our products,

     - preventing the recovery of development costs, which could be substantial, and

     -    minimizing profit margins.

     Further, our commercialization strategy depends on our collaborators. As a result, our ability to commercialize our products and realize royalties may be hindered if cost control initiatives adversely affect our collaborators.


ITEM 2.   PROPERTIES.

     During the fiscal year ended December 31, 1998, we occupied approximately 6,000 square feet of administrative facilities in San Diego, California. The lease for these facilities expired on December 31, 1998. We currently occupy approximately 17,000 square feet of administrative office space in San Diego, California. This lease has a six-year term with one five-year renewal option. In addition, we completed construction of and are currently conducting research in a new 11,000 square foot preclinical research center in San Diego, California. This lease has an initial five-year term with two five-year renewal options. We believe our facilities are adequate to meet our near-term space requirements. There is currently no reason to believe that suitable additional space will not be available to us, when needed, on commercially reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS.

     As of the date of filing of this report on Form 10-K, we are not a party to any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended December 31, 1998.

                    OUR EXECUTIVE OFFICERS AND KEY EMPLOYEES

     As of March 23, 1999, the following executive officers hold the office indicated until their successors are chosen and qualified after the next annual meeting of shareholders

NAME                                           AGE                     POSITION
----                                           ---                     --------
Jack W. Reich, Ph.D.........................    50    Director, President and Chief Executive
                                                      Officer and Co-Founder
Christopher J. Reinhard.....................    45    Director, Chief Operating and Chief Financial
                                                      Officer and Co-Founder
Tyler M. Dylan, Ph.D., J.D. ................    37    General Counsel and Corporate Secretary
Jeffrey Friedman, M.D. .....................    52    Vice President, Development
H. Kirk Hammond, M.D........................    49    Director, Vice President, Research and
                                                      Co-Founder
Victoria E. Lea ............................    31    Controller
Kathleen E. Rooney..........................    50    Vice President, Administration
Ruth Wikberg-Leonardi.......................    58    Vice President, Regulatory Affairs and
                                                      Quality Assurance

Jack W. Reich, Ph.D.

     Dr. Reich is a cofounder and has served as a director and as President and Chief Executive Officer since April 1995. In May 1995, Dr. Reich cofounded MyoTech, Inc., a newly established venture based upon a novel clinical service model and drug therapy to treat chronic muscle injury, which was sold in November 1996. From October 1994 to January 1995, Dr. Reich was Senior Vice President of Enterprise Partners, a Southern California based venture capital firm that has played a key role in developing biotechnology and medical technology companies. From September 1987 to October 1994, Dr. Reich was Vice President, Regulatory Affairs and Quality Operations of Gensia, Inc., a biopharmaceutical company formed to discover, develop, manufacture and market novel pharmaceutical products for the diagnosis and treatment of human disease. Dr. Reich received a B.A. in Biology from Washington and Jefferson College, a B.S. in Pharmacy from Creighton University, an M.S. in Hospital Pharmacy Administration from Temple University and a Ph.D. in Pharmaceuticals-International Pharmaceutical Administration from Temple University.

Christopher J. Reinhard

     Mr. Reinhard is a cofounder and has served as a director and as Chief Financial Officer since April 1995. He has also served as Chief Operating Officer since July 1997. From 1990 to 1995, Mr. Reinhard was President of the Colony Group Inc., a business and corporate development company, and Reinhard Associates, an investor relations consulting company. From 1986 to 1990, Mr. Reinhard served as Vice President and Managing Director of the Henley Group, a diversified industrial and manufacturing group, and as Vice President of various public and private companies created by the Henley Group, including Fisher Scientific Group, a leading international distributor of laboratory equipment and test apparatus for the scientific community, Instrumentations Laboratory, IMED Corporation, a medical device company, Wheelabrator Technologies, an energy and environmental services company, and Henley Properties Inc., a real estate company. From 1980 to 1985, prior to the formation of the Henley Group, Mr. Reinhard was Assistant Treasurer of the Signal Companies Inc., which in 1986 was merged with Allied Corporation to form AlliedSignal, a diversified manufacturing company. Mr. Reinhard received a B.S. in Finance and an M.B.A. from Babson College.

Tyler M. Dylan, Ph.D., J.D.

     Dr. Dylan joined us in November 1998 as General Counsel and was appointed Corporate Secretary in December 1998. From July 1992 to November 1998, Dr. Dylan was a member of the law firm of Morrison & Foerster LLP and held positions including Associate, Senior Associate and Partner. Dr. Dylan has extensive legal experience related to the development, acquisition and enforcement of intellectual property rights, as well as related business and transactional issues. In addition, he has a strong scientific background and in depth experience working with scientists and business management in biotech and pharmaceutical industries. Dr. Dylan received a B.Sc. in Molecular Biology from McGill University, Montreal, Canada, a Ph.D. in Biology from the University of California, San Diego, where he performed research at the Center for Molecular Genetics, and a J.D. from the University of California, Berkeley.

Jeffrey Friedman, M.D.

     Dr. Friedman joined us in September 1998 as Vice President of Development. From April 1997 to September 1998, Dr. Friedman was Senior Director Cardiovascular/Internal Medicine at Knoll Pharmaceutical Company. From 1992 to 1997 Dr. Friedman held various positions at Gensia, Inc., including Division Vice President of Clinical Development and Corporate Medical Director. Before joining Gensia he held various positions in clinical research and product development at E.R. Squibb & Sons, Inc. and Wyeth-Ayerst Research. Dr. Friedman was on the faculty at Cornell University Medical College prior to joining industry. Dr. Friedman earned a B.S. Degree from the University of Michigan and an M.D. from the Albert Einstein College of Medicine.

H. Kirk Hammond, M.D.

     Dr. Hammond, our chief scientist, is a cofounder and has served as a director since April 1995 and as Vice President, Research since April 1995. Since July 1994, Dr. Hammond has been Associate Professor of Medicine at UCSD. From 1987 to June 1994, Dr. Hammond was Clinical Assistant Professor of Medicine at UCSD. Since 1983, Dr. Hammond has been an active basic research scientist and cardiologist at the San Diego Veterans' Affairs Healthcare System. Dr. Hammond's laboratory at UCSD has recently focused on the development of gene therapy to treat cardiovascular disease and Dr. Hammond was the primary coinventor of the technology that served as the basis for the formation of Collateral. Dr. Hammond received an M.D. from Indiana University in 1980 and is board certified in internal medicine (1983) and cardiovascular diseases (1987).

Victoria E. Lea

     Ms. Lea joined us in March 1999 as Controller. From August 1995 to March 1999, she was Finance Manager at Mycogen Corporation, a diversified agribusiness and biotechnology company. From November 1993 to June 1995, Ms. Lea was Audit Manager at O'Sullivan Hicks, CPA's. From April 1992 to October 1993, she was Senior Accountant at Price Waterhouse. Ms. Lea is a Certified Public Accountant and received a Bachelor of Business Administration Degree with a concentration in accounting from the University of Washington.

Kathleen E. Rooney

     Ms. Rooney has served as Vice President, Administration since August 1996. From November 1995 to August 1996, Ms. Rooney was Director of Project Planning at Sequana Therapeutics Inc., a genomics company focused on positional cloning and functional assessment of human genes. From October 1987 to November 1995, Ms. Rooney was Director of Project Planning and Administration at Gensia, coordinating the discovery, development and manufacturing of several novel drug candidates from preclinical research through to the submission of NDAs with the FDA. From 1975 to 1987, Ms. Rooney held various positions at the Scripps Clinic and Research Foundation including Chief Medical Technologist, Administrative Director of Pathology Services and Ancillary Services Administrator. Ms. Rooney received a B.S. in Medical Technology from the University of Wisconsin and an M.B.A. from San Diego State University.

Ruth Wikberg-Leonardi

     Ms. Wikberg-Leonardi has served as Vice President, Regulatory Affairs and Quality Assurance since May 1996. From March 1991 to May 1995, Ms. Wikberg-Leonardi was Director of Regulatory Affairs at Gensia. Ms. Wikberg-Leonardi has 30 years of experience in the pharmaceutical industry, including 15 years at Kabi, a Swedish pharmaceutical company, with responsibilities in pharmaceutical drug development and pilot plant production of tablets, small volume parenterals and oral liquids. Ms. Wikberg-Leonardi's regulatory affairs responsibilities in Sweden included work with conventional biologics and drugs such as plasma products, growth factors and thrombolytics, subsequently working with recombinant DNA products such as monoclonal antibodies and growth hormone. In the United States, Ms. Wikberg-Leonardi has spent more than 10 years working in the regulatory area with recombinant proteins and conventional drugs, obtaining approvals for products both in Europe and the United States through filing of Marketing Applications, PLAs and NDAs. Ms. Wikberg-Leonardi received a B.S. in Pharmacy from Royal Pharmaceutical Institute, Stockholm.


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     (a) Our common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol CLTX. Our common stock began trading on July 2, 1998.

     Set forth below is the range of high and low closing sale prices for our common stock for each quarter in the last fiscal year following the July 2, 1998 completion of our initial public offering, as regularly quoted in the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. Prior to the initial public offering on July 2, 1998, there was no established published trading market for our common stock.

                                        High       Low
                       Q3 FY 98       $  8.000  $  3.750
                       Q4 FY 98       $  9.750  $  2.875

     As of March 12, 1999, there were approximately 700 beneficial stockholders of our common stock including 75 holders of record. No dividends have been paid on the common stock since our inception, and we do not anticipate paying any dividends in the foreseeable future.

     (b) We incurred total expenses in our July 8, 1998 public offering of our common stock of approximately $2,960,000, of which $1,115,400 represented underwriting discounts and commissions and approximately $1,844,600 represented other expenses. Other expenses include approximately $561,000 that was paid to our general counsel firm. A partner to the general counsel firm is a member of our board of directors and is a stockholder. Except for our payment to our general counsel firm, all of such expenses were direct or indirect payments to entities or persons other than directors, officers or greater than 10% owners of our equity securities or our affiliates. Our net offering proceeds after deducting the total expenses were $13.0 million.

     Since the completion of the public offering in July 1998, the net offering proceeds have been applied to: approximately $2.6 million in working capital and general corporate expenditures (including research and development and loan payments) and towards an approximately $1.9 million purchase of machinery, equipment and leasehold improvements, $1.0 million of which was paid by an equipment bank loan. We have temporarily invested the $9.5 million balance of the offering proceeds in cash equivalents and short-term investments. The cash equivalents consist primarily of high credit quality debt instruments of corporations and financial institutions with maturities of three months or less when purchased. All of the payments indicated above were direct or indirect payments to entitles or persons other than: directors, officers, or greater than 10% owners of our equity securities or our affiliates.


Item 6.     Selected Financial Data

     The following information has been summarized from the financial statements included elsewhere in this report and should be read in conjunction with such financial statements and the related notes (in thousands except per share amounts):


                                                                                         PERIOD FROM
                                                                                        APRIL 3, 1995
                                                                                         (INCEPTION)
                                                          YEARS ENDED DECEMBER 31,         THROUGH
                                                    --------------------------------     DECEMBER 31,
                                                        1998        1997        1996         1995
                                                     ---------   ---------   ---------   -------------
INCOME STATEMENT DATA:

Collaborative revenues from related party:
Ongoing research support.......................       $5,403      $3,647      $1,679      $  --
Milestone payments.............................           --       2,000          --         --

Total operating expenses.......................       10,795       6,933       2,094         669
Net loss.......................................       (4,904)     (1,119)       (390)       (679)
Net loss per share (Basic and diluted).........        (0.62)      (0.24)      (0.11)      (0.38)

                                                                        DECEMBER 31,
                                                     -------------------------------------------------
                                                       1998        1997        1996           1995
                                                     --------   ---------   ----------    ------------
BALANCE SHEET DATA:

Cash, cash equivalents and short term
investments......................................    $15,261      $5,605      $2,430        $107
Working capital..................................     13,123       7,026       1,917        (175)
Total assets.....................................     19,267       8,070       2,616         122
Long term portion of note payable to related
party including accrued interest.................         --         588         550         511
Long term portion of note payable to bank........        722          --          --          --
Accumulated deficit..............................     (7,092)     (2,188)     (1,069)       (679)
Total stockholders' equity (deficit).............     15,887       6,732       1,459        (677)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following comments should be read in conjunction with the Financial Statements and Notes contained therein. See "Risks and Uncertainties" regarding certain factors known to the Company that could cause reported financial information not to be necessarily indicative of future results, including discussion of the risks related to regulatory approval and proprietary protection of the Company's gene therapy products, and their market success relative to alternative products.

OVERVIEW

     Collateral is focused on the discovery, development and commercialization of non-surgical gene therapy products for the treatment of cardiovascular diseases, including coronary artery disease, peripheral vascular disease, congestive heart failure and heart attack. The Company believes that its products under development hold the potential to revolutionize the treatment of cardiovascular diseases and become a new standard of care by offering patients simpler, more cost-effective and lower-risk alternatives to currently available treatments, such as coronary artery bypass surgery, angioplasty and certain drug therapy. The Company's initial gene therapy products are designed to promote and enhance angiogenesis, a natural biological process which results in the growth of additional blood vessels, to restore adequate levels of blood flow to oxygen-deprived tissues.

     The Company entered into a Collaboration, License and Royalty Agreement dated May 6, 1996 with Schering AG, Germany for angiogenic gene therapy products. Under this collaboration, Schering AG has made equity investments and provided loans to the Company. In addition, the collaboration provides for Schering AG, subject to certain conditions, to pay research support through April 2001, to make additional payments upon satisfying certain research, development and commercialization milestones and, when and if angiogenic gene therapy products developed under the collaboration are commercialized, to make royalty payments to the Company based on worldwide net sales of such products.

     This collaboration has been structured to provide the Company with financial resources and product development support to enable the Company to determine the safety and efficacy of certain angiogenic gene therapy products. However, the timing and amounts of such payments cannot be predicted with certainty and may not occur if product development milestones are not achieved. Schering AG has the unilateral right to terminate the Schering Agreement on 60 days prior written notice to the Company. Upon such notice, Schering AG is required to pay the Company a termination fee. In addition, Schering AG would be required to provide the Company with copies of all Investigational New Drug applications or any other such submissions that had been filed by Schering AG with all regulatory health authorities with respect to products covered under the Schering Agreement. The Company would have the right to reference all such documents.

     The Company's revenue to date is primarily attributable to its collaboration with Schering AG entered into in May 1996. Under this collaboration, the Company has received aggregate research funding of $12.9 million from May 1996 through December 31, 1998, which included $2.0 million for the achievement of a milestone relating to the development of GENERX-Trademark- and $164,000 which was not earned prior to December 31, 1998. From the Company's incorporation in 1995 through December 31, 1998, collaboration revenues for ongoing research support have trended upward. Ongoing research revenues for the years ended 1998, 1997 and 1996 were $5.4 million, $3.6 million (excluding the $2.0 million milestone) and $1.7 million, respectively. Related operating expenses have trended upward, since inception, due to accelerated research and development efforts as the Company broadened its research in the field of angiogenic gene therapy to include two additional angiogenic gene therapy products (GENEVX-Trademark- and GENVASCOR-Trademark-).

     Since inception, the Company has also conducted research in the area of non-surgical cardiovascular gene therapy that is not funded by its collaboration with Schering AG; accordingly, the Company's operating expenses have exceeded revenues each year since inception. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop its technologies in the area of non-surgical cardiovascular gene therapy and from administrative costs required to support such efforts, to the extent such costs were not covered by the Schering AG collaboration. Losses for the years ended 1998, 1997 and 1996 were $4.9 million, $1.1 million and $390,000, respectively.

     The Company's losses through December 31, 1998 have been primarily funded by the Company's initial public offering (with net proceeds of $13.0 million), the raising of $10.3 million through the private sale of equity securities and receipt of loans, including $5.7 million in equity investments and $500,000 in loans from Schering AG, $3.1 million in equity provided by other private investors, and $1.0 million borrowed from a bank. The Company's ability to achieve profitability is dependent on its ability to successfully develop its products and thereafter successfully market such products through current or future collaborative partners. There can be no assurance that the Company will be able to achieve profitability at all, or on a sustained basis.

LIQUIDITY AND CAPITAL RESOURCES

     In 1998, the Company completed its initial public offering of 2,200,000 shares of the Company's common stock, providing the Company with proceeds, net of underwriting fees and offering expenses, of $13.0 million. Through December 31, 1998, the Company financed its operations primarily through the public offering, private offerings of its equity securities, collaborative research revenues and loans from Schering AG, a bank loan and from interest income. From inception through December 31, 1998, the Company raised $13.0 million in net proceeds from the public offering, an aggregate of $10.3 million through private sales of equity securities and receipt of loans, including $5.7 million in equity investments and $500,000 in loans from Schering AG, $3.1 million in equity provided by other private investors, and $1.0 million borrowed from a bank. The bank loan was originally entered into on April 6, 1998 to borrow up to $400,000, and was amended on September 14, 1998 to allow the Company to borrow up to $1.0 million. The Company began making installment payments under the agreement in November 1998. The installment payments consist of monthly principal payments of $18,500 plus accrued interest, and extend through April 2003. The loan bears interest at prime plus 1.25% (9% at December 31, 1998) and is secured by the equipment and furniture acquired. The loan is subject to certain covenants including minimum working capital levels and the requirement that the Company must obtain the lender's consent for certain additional indebtedness. The $500,000 in loans from Schering AG consists of two promissory notes issued in 1995 to fund operations. The notes bear interest at 1% below the prime rate (6.75% at December 31, 1998). Such notes are secured by the assets of the Company (with the exception of certain equipment purchased from February 15, 1998 through December 31, 1998, which is pledged on a first priority basis under the Company's bank loan referred to above). Principal and interest on these notes are due and payable upon demand on or after June 30, 1999.

     In September 1998, the Company announced the termination of its license agreement with AMRAD Development Pty Ltd, Australia, and The Ludwig Institute for Cancer Research covering the use of certain VEGF genes. Collateral determined that its portfolio of angiogenic genes was sufficient to conduct further research and development of the Company's currently envisioned non-surgical cardiovascular gene therapy products. By terminating the agreement the Company eliminated possible future obligations to make milestone, license, and other payments.

     Through December 31, 1998, the Company had acquired an aggregate of $3.8 million in laboratory and office equipment and tenant improvements. The Company made substantial increases in purchases of property and equipment in 1998 compared to 1997 and prior years. In the second quarter of 1998, the Company began to occupy a new preclinical research center. In the fourth quarter of 1998, following completion of construction and leasehold improvements, the Company took occupancy of a larger administrative facility to support Collateral's expanded research and development activities. The Company expects capital expenditures to decrease substantially in 1999 compared to 1998 because the new facilities were completed in 1998. Rent expense related to the Company's research and administrative facilities has increased substantially compared to 1997 and prior years, and is expected to continue to increase in 1999. The new preclinical research center is leased for a five-year term with two five-year renewal options. Rent expense related to the research center is expected to average $275,000 per year over the initial term. The new administrative facility is leased for a six-year term with one five-year renewal option. Rent expense related to the administrative facility is expected to average approximately $460,000 per year over the initial term.

     At December 31, 1998, cash, cash equivalents, and short-term investments were $15.3 million compared to $5.6 million at December 31, 1997. Increases in cash included: (1) net proceeds received from the public offering; (2) receipt of a $2.0 million milestone payment from Schering AG which was earned by the Company in 1997 upon the achievement of a milestone relating to the development of GENERX-Trademark- and collected in 1998; (3) net proceeds from the Company's $1.0 million bank loan used for the purchase of equipment and furniture for the Company's new preclinical research center and administrative facilities; and (4) interest income. Increases in cash were partially offset by purchases of equipment and tenant improvements for the Company's new preclinical research center and administrative offices, and were further offset by research and development, and general and administrative expenses not funded under the Company's collaboration with Schering AG. The Company generally invests its excess cash in high credit quality debt instruments of corporations and financial institutions, and in U.S. government securities. Working capital increased to $13.1 million as of December 31, 1998, from $7.0 million at the end of 1997, primarily due to the net proceeds received upon the completion of the Company's offering in July 1998.

     The Company has entered into certain technology license agreements in addition to the Schering Agreement related to the Company's technology portfolio covering methods of gene therapy, therapeutic genes, and gene delivery vectors. To retain certain licensing rights under these cancellable agreements, the Company anticipates that it may be required to make aggregate payments of approximately $625,000 in 1999.

     The Company's core technologies are focused on the development of non-surgical cardiovascular gene therapy products that promote angiogenesis, enhance myocardial adrenergic signaling or effect heart muscle regeneration. The Company has in-licensed certain technology covering proprietary methods of gene therapy and a portfolio of therapeutic genes for use with such methods of gene therapy. The Company evaluates on an ongoing basis the safety, efficacy and commercialization of the therapeutic genes it has licensed and, based on such evaluations, the Company designates certain genes for use in the development of each of the Company's non-surgical cardiovascular gene therapy products. While research is continuing, the Company has currently designated one gene, fibroblast growth factor-4 , licensed from New York University, for use in the development of two angiogenic gene therapy products: (1) GENERX-Trademark-, a non-surgical angiogenic gene therapy product as a treatment for patients with stable exertional angina due to coronary artery disease, and (2) GENVASCOR-Trademark-, a non-surgical angiogenic gene therapy treatment for patients with peripheral vascular disease. These are the only angiogenic gene therapy products currently in development by the Company for which a specific gene has been designated. Upon any successful commercialization of these two angiogenic gene therapy products using this designated gene, the total financial milestone obligations, licensing fees and other related amounts payable by the Company pursuant to license agreements with New York University, covering the use of the fibroblast growth factor-4 gene, and the University of California, covering certain technology relating to methods of gene therapy, could total up to $5.0 million, including $1.1 million which has already been paid by the Company as of December 31, 1998. In addition, upon any successful commercialization of such products, the Company would be required to make, pursuant to the terms of the license agreements, royalty payments on worldwide net sales of products that utilize such gene. However, the Company may, in its sole discretion, change such designated gene at any time and the license agreement covering such designated gene could be terminated by the Company and all future financial obligations with respect to such gene would cease.

     In addition to GENERX-Trademark- and GENVASCOR-Trademark-, the Company has two other non-surgical angiogenic gene therapy products, GENEVX-Trademark- and GENECOR-Trademark-, which are progressing through the Company's pre-clinical research. The angiogenic genes to be designated by the Company for use in development of GENEVX-Trademark- and GENECOR-Trademark- will not be finalized until the Company has progressed further in its evaluation process. Based on the Company's currently existing agreements covering in-licensed technology, including methods of gene therapy and therapeutic genes, and the successful commercialization of its non-surgical cardiovascular gene therapy products, the Company's total financial obligations pursuant to licensing agreements with respect to all four of its products which are currently beyond the research stage could range from between $6.9 million to $8.2 million, of which $2.7 million has been paid through December 31, 1998, depending on the selections of therapeutic genes for use in the Company's angiogenic gene therapy products, GENEVX-Trademark- and GENECOR-Trademark-. However, such amounts could be significantly increased or decreased depending on the outcome of the Company's research and commercialization activities pursuant to the collaboration with Schering AG and/or the outcome of the Company's internally funded research. In addition, the Company would be required to pay a royalty on worldwide net sales of products that utilize in-licensed technology. The information set forth above with respect to potential fees payable by the Company for in-licensed technology involves many variables and is subject to a high degree of potential variation. The Company may be required to secure the license rights to certain other methods of gene therapy, therapeutic genes and vectors based on the Company's product development and commercialization requirements.

     Through December 31, 1998, all revenue received by the Company has been from its collaboration with Schering AG, and the Company expects that substantially all revenue for the next several years will continue to come from the Schering AG and other future collaborations. Under the Schering agreement, the Company may receive: (i) research and development funding pursuant to the Schering agreement for an initial product, which amount may be adjusted to support research and development for additional products within the field of angiogenic gene therapy, (ii) milestone payments for the initial product and for each new product based on the Company's achievement of milestones pertaining to certain regulatory filings and the development and commercialization of products under the Schering agreement; and (iii) royalty payments based on worldwide net sales of each product and an additional supplemental royalty based on worldwide net sales of each product and the product's cost of goods, up to a maximum specified royalty rate. There can be no assurance that the Company will be able to establish additional collaborations on acceptable terms, if at all, or that current or future collaborations will be successful and provide adequate funding to meet the Company's needs. Schering AG currently reimburses the Company for all of its research and development expenses in the angiogenic gene therapy field as it relates to three angiogenic gene therapy products (GENERX-TM, GENEVX-TM, and GENVASCOR-TM) and for certain related administrative expenses. The Company expects to incur increases in operating expenses over the next 24 months as it accelerates its research and development activities consistent with product development programs and other collaborations into which the Company may enter. Increases in operating expenses will include, but are not limited to, increased personnel costs, rent, supplies and other costs which will result from operating its new facilities. To the extent such costs are incurred in fields other than angiogenic gene therapy or are otherwise not reimbursable under the current arrangement with Schering AG, the Company intends to use proceeds from the public offering completed in July 1998 and future debt or equity financings to cover such expenses.

     Based on the Company's business strategy, the development of non-surgical cardiovascular gene therapy products will require the continued commitment of substantial resources by the Company to conduct research, preclinical studies and clinical trials, and to augment quality control, regulatory and administrative capabilities. The future capital requirements of the Company will depend on many factors, including the pace of scientific progress in its research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the Company's dependence on third parties for activities related to the development and commercialization of its potential products (including the ability to establish additional collaborations and changes to its existing collaboration with Schering AG), the cost of third-party manufacturing arrangements and the effectiveness of the Company's commercialization activities. The Company believes that its available cash and anticipated sources of funding, including Schering AG, together with the net proceeds of the public offering, would be adequate to satisfy its anticipated capital requirements through the second quarter of 2000. The Company expects that it will seek any additional capital needed to fund its operations through new collaborations, the extension of its existing collaboration, or through public or private equity or debt financings. There can be no assurance that additional financing will be available on acceptable terms or at all. Any inability to obtain additional financing could have a material adverse effect on the Company. In addition, so long as certain debt remains outstanding, the Company must obtain the creditors' consent for certain additional indebtedness of the Company.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

     The Company's total collaborative revenue was $5.4 million for 1998 compared to $5.6 million for 1997. All revenue was derived from the Company's research and development agreement with Schering AG. Revenue for ongoing research support increased to $5.4 million in 1998 compared to $3.6 million for 1997. The increase was due to increased costs reimbursable to the Company resulting from accelerating research and development activities. For 1997, revenues under the Schering Agreement included $2.0 million that was earned by the Company upon achievement of a milestone. Research and development expenses increased to $7.5 million for 1998 compared to $5.2 million for 1997. The increase resulted from expenses associated with additional research and development personnel, operation of the Company's new preclinical research center, amortization of deferred compensation related to stock options, and increased use of outside research institutions and consultants, partially offset by reduced license fees incurred by the Company. General and administrative expenses increased to $3.3 million for 1998 compared to $1.8 million for 1997; the increase resulted from increased market research and educational materials, increased expenses for personnel to support expanded research efforts, and amortization of deferred compensation related to stock options. Interest income increased to $624,000 for 1998 compared to $205,000 for 1997. The increase was primarily due to higher average cash balances as a result of the Company's public offering in July 1998.

YEARS ENDED DECEMBER 31, 1997 AND 1996

     The Company's collaborative revenue was $5.6 million for 1997 compared to $1.7 million for 1996. Revenue in 1997 and 1996 was derived from the Company's research and development agreement with Schering AG, which was entered into in May 1996. Such revenue increased in 1997 compared to 1996 due to (i) $2.0 million earned by the Company upon the achievement of a milestone, (ii) increased costs reimbursable to the Company resulting from substantially accelerating research and development activities and (iii) the reimbursement of costs under the Schering Agreement for a full 12 months. For 1997, research and development expenses increased to $5.2 million from $1.1 million in 1996. The increase was due to greater amounts due under license agreements, increased use of outside research institutions and consultants, additions of research and development personnel to support expanded research and development programs, and amortization of deferred compensation related to stock options. General and administrative expenses increased to $1.8 million in 1997 from $1.0 million in 1996. The increase was primarily attributable to additions to personnel and related expenses to support expanded research and development programs, and amortization of deferred compensation related to stock options. Interest income increased to $205,000 in 1997 from $63,000 in 1996 due to higher average cash balances.

IMPACT OF THE YEAR 2000 OR Y2K

     The Y2K issue refers to the inability of certain date-sensitive computer chips, software and systems to accept other than two-digit entries in the date field. As a result, in the Y2K, many systems could mistake "00" for 1900 or any other incorrect year, resulting in system failures or miscalculations. These failures or miscalculations could disrupt operations, including manufacturing, the processing of transactions and other normal business activities. This is a significant issue for most, if not all companies. The ramifications cannot be predicted with any degree of certainty. Our failures or the failures of any of our collaborators, clinical trial sites, suppliers or any other third parties' computers systems could have a material adverse impact on our operations.

     STATE OF READINESS. We recognize the need to minimize the potential adverse impact of Y2K issues on our operations. We anticipate completing our efforts in this regard by the end of the first quarter of 1999. We have developed a three-phase program for Y2K systems compliance. The first phase is to assess our key systems for Y2K readiness. This phase includes assessing the impact of third parties whose systems may not be Y2K compliant. The second phase involves the testing of key systems for Y2K deficiencies. The final phase involves the development of contingency plans for unresolved Y2K deficiencies, such as our suppliers and service providers failing to adequately address their Y2K problems.

     ASSESSMENT. Since we are a relatively new company, the majority of our information technology and non-information technology systems were acquired during 1998. We have purchased only well-known hardware and software believed to be Y2K compliant. We do not develop or customize any key software. To further confirm the readiness of critical systems, we obtained documentation from hardware and software manufacturers. This documentation indicated that all such systems were Y2K compliant. Our main systems do not interface directly with those of third parties. We have contacted and will continue to contact key suppliers of goods and services to assess their readiness. However, we are unable to control whether our current and future collaborative partners', clinical trial sites', or suppliers' systems are Y2K compliant. The assessment phase is expected to be complete at the end of the first quarter of 1999.

     TESTING. We are testing our workstations in a Y2K environment to ensure systems perform properly. However, we do not intend to test recently purchased software and hardware that have been certified as Y2K compliant by
the manufacturers.   The testing phase of our Y2K evaluation is expected to
be fully complete at the end of the first quarter of 1999.

     COSTS TO ADDRESS OUR Y2K ISSUES. We are expensing Y2K compliance costs as incurred. We do not expect these costs to be material to our financial position or results of operations. To date the costs related to Y2K issues have been minimal, consisting only of time spent by existing personnel to review systems, to obtain documentation, and to carry out other procedures discussed above. We have not needed to incur capital expenditures to address Y2K problems. We expect our total cost of reviewing and obtaining Y2K compliance to be less than $25,000. This estimate is based on currently available information and will be updated as we continue our assessment of third party relationships, proceed with our testing and implementation, and design contingency plans.

     THE RISKS OF OUR Y2K ISSUES. If any key information technologies or embedded microprocessor technology systems are overlooked, there could be a material adverse effect on our business. For example, our operations could be adversely affected to the extent that our suppliers, collaborators, or clinical trial sites are adversely affected by Y2K.

     Further, if our vendors or the suppliers of our necessary energy, telecommunications and transportation needs fail to provide us with (1) the materials and services which are necessary to develop our products, (2) the electrical power and other utilities necessary to sustain our operations, or (3) reliable means of transporting supplies to us, such failure could have a material adverse effect on our business.

     OUR CONTINGENCY PLAN. Our contingency plan includes identifying alternatives for all key laboratory suppliers and services. Further, we maintain a short-term back-up power generation system for key scientific equipment at our preclinical research center. The back-up power system is expected to be adequate to sustain our preclinical research center for at least several days. However, we do not maintain a back-up power generation system for our administrative office. Although our contingency plan is essentially complete, we intend to update it on an ongoing basis as needed.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Financial Statements on page F-1 below for a list of the financial statements being filed herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information required by this item, with the exception of information on our executive officers, is incorporated by reference from the Proxy Statement in the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934". The balance of the response to this item regarding information on our executive officers is contained in the discussion entitled "Executive Officers and Key Employees" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Proxy Statement in the section entitled "Executive Compensation and Other Information."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Proxy Statement in the section entitled "Ownership of Securities."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Proxy Statement in the section entitled "Certain Relationships and Related Transactions."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a)(1) See Index to Financial Statements on page F-1 below for a list of the financial statements being filed herein.

       (a)(2)    Index to Financial Statements

                 None required.

       (a)(3) See Exhibits below for all Exhibits being filed or incorporated by reference herein.

 EXHIBIT
 NO.            DESCRIPTION
 ----------     ---------------------------------------------------------------
 3.1 (1)        Our Second Restated Certificate of Incorporation.
 3.2 (2)        Our Restated Bylaws.
 4.1 (2)        Form of the Certificate for common stock.
 10.1 (2)       Form of Restricted Stock Issuance Agreement between the Company and certain individuals listed on the attached schedule.
 10.2 (2)       Form of Stock Issuance Agreement between the Company and
                certain individuals listed on the attached schedule.
 10.3 (2)       Preferred Stock Purchase Agreement between the Company and
                Schering AG Berlin Venture Corp., dated May 7, 1996.
 10.4 (2)       Series C Preferred Stock Purchase Agreement by and among the
                Company and the investors listed on Schedule A thereto, dated
                June 30, 1997.
 10.5 (2)       Amended and Restated Investors' Rights Agreement by and among the Company and the investors listed on Schedule A thereto, dated June 30, 1997.
 10.6 (2)       Amended and Restated Co-Sale Agreement by and among the Company and the individuals listed on Schedule A thereto, dated
                June 30, 1997.
 10.7 (2)       Security Agreement between the Company and Schering AG Berlin
                Venture Corp., dated August 16, 1995.
 10.8 (2)       Amended and Restated Promissory Note between the Company and
                Schering AG, dated August 16, 1995, as amended May 16, 1996.
 10.9 (2)       Amended and Restated Promissory Note between the Company and
                Schering AG, dated October 12, 1995, as amended May 16, 1996.
 10.10 (2)      Side Letter between the Company and Schering AG Berlin Venture
                Group, dated May 6, 1996.
 10.11 (2)      Exclusive License Agreement between The Regents of the
                University of California and the Company for Angiogenesis Gene
                Therapy, dated September 27, 1995, as amended.
 10.12 (2)      Collaboration, License and Royalty Agreement between Schering
                AG and the Company, dated May 6, 1996.
 10.13 (2)      License Agreement by and among Dimotech Ltd., Gera Neufeld and the Company, dated October 17, 1996.
 10.14 (2)      Exclusive License Agreement between The Regents of the
                University of California and the Company for Gene Therapy for
                Congestive Heart Failure, dated January 22, 1997.
 10.15 (2)      Agreement between New York University and the Company, dated
                March 24, 1997, as amended.

 EXHIBIT
 NO.            DESCRIPTION
 ---------      ---------------------------------------------------------------
 10.16 (2)      License Agreement by and among AMRAD Developments Pty. Ltd.,
                Ludwig Institute for Cancer Research and the Company, dated
                March 25, 1997.
 10.17 (2)      Research Agreement between the University of Washington and the
                Company, dated April 21, 1997, as amended.
 10.18 (2)      Exclusive License Agreement between The Regents of the
                University of California and the Company for Angiogenic Gene
                Therapy for Congestive Heart Failure, dated June 18, 1997.
 10.19 (2)      Letter Agreement between the Company and Veterans Medical
                Research Foundation, dated August 13, 1997.
 10.20 (2)      Sponsored Research Contract between the Curators of The
                University Of Missouri and the Company, dated October 22, 1997, as amended.
 10.21 (2)      Biological Materials Agreement between Targeted Genetics
                Corporation and the Company, dated January 26, 1998.
 10.22 (2)      Research Agreement between The Regents of the University of
                California and the Company, dated February 23, 1998.
 10.23 (2)      Letter Agreement between the Company and Veterans Medical
                Research Foundation, dated March 20, 1998.
 10.24 (2)      Sublease Agreement between the Company and Gensia, Inc., dated
                June 15, 1995, as amended.
 10.25 (2)      Standard Industrial/Commercial Multi-Tenant Lease-Modified Net
                between the Company and ARE 11025 Roselle Street, LLC, dated
                November 24, 1997, as amended.
 10.26 (2)      Torrey Reserve Office Lease between Pacific Torrey Reserve
                Holding, L.P. and the Company dated April 7, 1998.
 10.27 (2)      Form of Scientific Advisor Consulting Agreement between the
                Company and certain individuals listed on the attached
                schedule.
 10.28 (2)      Form of Scientific Advisory Board Agreement between the Company and certain individuals listed on the attached schedule.
 10.29 (2)      Form of Consulting Agreement between the Company and certain individuals listed on the attached schedule.
 10.30 (2)(3)   1995 Stock Option/Stock Issuance Plan.
 10.31 (2)(3)   1995 Stock Option/Stock Issuance Plan Form of Notice of Grant.
 10.32 (2)(3)   1995 Stock Option/Stock Issuance Plan Form of Stock Option
                Agreement.
 10.33 (2)(3)   1995 Stock Option/Stock Issuance Plan Form of Stock Purchase
                Agreement.
 10.34 (2)(3)   1995 Stock Option/Stock Issuance Plan Form of Restricted Stock
                Issuance Agreement.
 10.35 (2)(3)   1998 Stock Incentive Plan.
 10.36 (2)(3)   1998 Stock Incentive Plan Form of Notice of Grant.
 10.37 (2)(3)   1998 Stock Incentive Plan Form of Stock Option Agreement.
 10.38 (2)(3)   1998 Stock Incentive Plan Form of Stock Issuance Agreement.
 10.39 (2)(3)   1998 Employee Stock Purchase Plan.
 10.40 (2)(3)   Form of Indemnification Agreement between the Company and each of its directors.
 10.41 (2)(3)   Form of Indemnification Agreement between the Company and each of its officers.
 10.42 (2)(4)   Credit Agreement between the Company and Imperial Bank, dated
                April 30, 1998, as amended on September 14, 1998 (Exhibit 10.1).

 EXHIBIT
 NO.            DESCRIPTION
 ---------      ---------------------------------------------------------------
 10.43 (4)(3)   Employment Offer Letter for at will employment of Jeffrey
                Friedman, to be effective September 1998 (Exhibit 10.2).
 10.44 (3)      Employment Offer Letter for at will employment of Tyler Dylan, to be effective November 1998.
 23.1           Consent of Ernst & Young LLP, Independent Auditors.
 24.1           Power of Attorney (included under the caption "Signatures").
 27.1           Financial Data Schedule.

(1) Incorporated by reference to exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed on August 6, 1998.
(2) Incorporated by reference to the same numbered exhibits (unless otherwise indicated) filed with our Registration Statement on Form S-1, File
     No. 333-51029, as amended.
(3)  Management contract or compensation plan.
(4) Incorporated by reference to the exhibits set forth above filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 10, 1998.


     (b)  Reports on Form 8-K

          None

     (c)  Exhibits

          The exhibits required by this Item are listed under Item 14(a)(3).

     (d)  Financial Statement Schedules

          The financial statement schedules required by this Item are listed under Item 14(a)(2).

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


COLLATERAL THERAPEUTICS, INC.

 By:  /s/ JACK W. REICH                      Date:     March 31, 1999
    -------------------------
      Chief Executive Officer

 By:  /s/ CHRISTOPHER J. REINHARD            Date:     March 31, 1999
    -------------------------------------
      Chief Operating and Chief Financial
      Officer

POWER OF ATTORNEY

Know all men by these present, that each person whose signature appears below constitutes and appoints Jack W. Reich or Christopher J. Reinhard, his attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      SIGNATURE                       TITLE                    DATE
      ---------                       -----                    ----
      /s/ JACK W. REICH               Director, President      March 31, 1999
      ---------------------------     and Chief Executive
      (Jack W. Reich)                 Officer (Principal
                                      Executive Officer)

      /s/ CHRISTOPHER J. REINHARD     Director, Chief          March 31, 1999
      ---------------------------     Operating and Chief
      (Christopher J. Reinhard)       Financial Officer
                                      (Principal Financial
                                      and Accounting Officer)

      /s/ CRAIG S. ANDREWS            Director                 March 31, 1999
      ---------------------------
      (Craig S. Andrews)

      /s/ ROBERT L. ENGLER            Director                 March 31, 1999
      ---------------------------
      (Robert L. Engler)

      /s/ H. KIRK HAMMOND, M.D.       Director, Vice           March 31, 1999
      ---------------------------     President, Research
      (H. Kirk Hammond, M.D.)

      /s/ ELISE G. KLEIN              Director                 March 31, 1999
      ---------------------------
      (Elise G. Klein)

      /s/ DAVID E. ROBINSON           Director                 March 31, 1999
      ---------------------------
      (David E. Robinson)

      /s/ DAVID F. HALE               Director                 March 31, 1999
      ---------------------------
      (David F. Hale)


                           COLLATERAL THERAPEUTICS, INC.


                           INDEX TO FINANCIAL STATEMENTS


                                                           Page No.
                                                           --------
Report of Ernst & Young LLP, Independent Auditors           F - 2

Statements of Operations                                    F - 3

Balance Sheets                                              F - 4

Statement of Stockholders' Equity                           F - 5

Statements of Cash Flows                                    F - 6

Notes to Financial Statements                               F - 7



               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
Collateral Therapeutics, Inc.

We have audited the accompanying balance sheets of Collateral Therapeutics, Inc. as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Collateral Therapeutics, Inc. at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                            ERNST & YOUNG LLP


San Diego, California
February 12, 1999

  COLLATERAL THERAPEUTICS, INC.
  STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                            YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------
                                                      1998           1997           1996
                                                  -----------    -----------    -----------
  Revenues under collaborative research and
    development agreement with a related party:
      Ongoing research support                    $5,403,481     $3,647,189     $1,679,462
      Milestone payments                                 -        2,000,000            -

  Expenses:
    Research and development                       7,451,307      5,164,982      1,142,669
    General and administrative                     3,343,260      1,767,632        951,239
                                                  ----------     ----------     ----------
  Total operating expenses                        10,794,567      6,932,614      2,093,908
                                                  ----------     ----------     ----------
  Loss from operations                            (5,391,086)    (1,285,425)      (414,446)
  Interest income                                    624,259        204,570         63,188
  Interest expense                                   (75,475)       (37,741)       (38,750)
  Other expense                                      (62,087)           -              -
                                                  ----------     ----------     ----------
  Net loss                                       $(4,904,389)   $(1,118,596)     $(390,008)
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

  Net loss per share (Basic and diluted)              $(0.62)        $(0.24)        $(0.11)
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
  Weighted average shares used in
    computing net loss per share
    (Basic and diluted)                            7,968,260      4,651,094      3,599,371
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

  COLLATERAL THERAPEUTICS, INC.
  BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                        DECEMBER 31,
                                                                               --------------------------
                                                                                   1998           1997
                                                                               -----------     ----------
  ASSETS

  Current assets:
    Cash and cash equivalents                                                  $14,041,777     $5,605,361
    Short-term investments                                                       1,219,385            -
    Milestone receivable from a related party                                          -        2,000,000
    Prepaid expenses and other current assets                                      519,848        170,951
                                                                               -----------     ----------
  Total current assets                                                          15,781,010      7,776,312
  Restricted cash - noncurrent                                                      72,600            -
  Property and equipment, net                                                    3,413,127        293,447
                                                                               -----------     ----------
                                                                               $19,266,737     $8,069,759
                                                                               -----------     ----------
                                                                               -----------     ----------

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                                                             $ 858,819       $476,111
    Accrued expenses                                                               787,917        119,348
    Notes payable to a related party,
     including accrued interest                                                    624,385            -
    Note payable to bank, current portion                                          222,222            -
    Deferred revenue                                                               164,232        155,043
                                                                               -----------     ----------
  Total current liabilities                                                      2,657,575        750,502
  Note payable to bank, net of current portion                                     722,222            -
  Notes payable to a related party, including
    accrued interest                                                                   -          587,553

  Stockholders' equity:
    Preferred Stock, par value $.001; 5,000,000 shares authorized at
      December 31, 1998, no shares issued and outstanding.................             -              -
    Series A Convertible Preferred Stock, par value $.001; 0 and 374,532 shares authorized, issued and outstanding at December 31, 1998
      and 1997, respectively..............................................             -              375
    Series B Convertible Preferred Stock, par value $.001; 0 and 374,532 shares authorized, issued and outstanding at December 31, 1998
      and 1997, respectively..............................................             -              375
    Series C Convertible Preferred Stock, par value $.001; 0 and 472,476 shares authorized, issued and outstanding at December 31, 1998
      and 1997, respectively..............................................             -              472
    Common Stock, par value $.001; 40,000,000 shares authorized;
      10,521,903 and 5,971,647 shares issued and outstanding at
      December 31, 1998 and 1997, respectively............................          10,522          5,972
    Additional paid-in capital                                                  24,124,429      9,900,789
    Deferred compensation                                                         (986,062)      (838,206)
    Note receivable secured by common stock                                       (165,000)      (150,000)
    Accumulated other comprehensive loss                                            (4,487)           -
    Accumulated deficit                                                         (7,092,462)    (2,188,073)
                                                                               -----------     ----------
  Total stockholders' equity                                                    15,886,940      6,731,704
                                                                               -----------     ----------
                                                                               $19,266,737     $8,069,759
                                                                               -----------     ----------
                                                                               -----------     ----------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

COLLATERAL THERAPEUTICS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------



                                                                      Convertible
                                                                    Preferred Stock                  Common Stock
                                                                -----------------------      -------------------------
                                                                 Shares         Amount         Shares          Amount
                                                                --------       --------      ---------         -------
Balance at December 31, 1995...........................              -         $    -        5,215,120         $5,215
  Issuance of Series A Convertible
    Preferred Stock....................................          374,532            375            -              -
  Issuance of Common Stock.............................              -              -          206,530            207
  Stock options exercised..............................              -              -          467,400            467
  Net Loss.............................................              -              -              -              -
                                                               ----------       --------    ----------      ---------
Balance at December 31, 1996...........................          374,532            375      5,889,050          5,889
  Issuance of Series B Convertible
    Preferred Stock....................................          374,532            375            -              -
  Issuance of Series C Convertible
    Preferred Stock net of expenses of $76,539.........          472,476            472              -              -
  Stock options exercised..............................              -              -           82,597             83
  Deferred compensation related
    to stock options...................................              -              -              -              -
  Amortization of deferred compensation................              -              -              -              -
  Note receivable secured by Common Stock..............              -              -              -              -
  Net Loss.............................................              -              -              -              -
                                                               ----------       --------    ----------      ---------
Balance at December 31, 1997...........................        1,221,540          1,222      5,971,647          5,972
  Conversion of Preferred Stock to Common Stock........       (1,221,540)        (1,222)     2,320,926          2,321
  Common Stock issued in Initial Public Offering.......              -              -        2,200,000          2,200
  Stock options exercised..............................              -              -           29,330             29
  Deferred compensation related to stock options.......              -              -              -              -
  Amortization of deferred compensation................              -              -              -              -
  Interest on note receivable secured by Common Stock..              -              -              -              -
  Net loss.............................................              -              -              -              -
  Unrealized loss on short-term investments............              -              -              -              -
  Comprehensive loss...................................              -              -              -              -
                                                               ----------       --------    ----------      ---------
Balance at December 31, 1998...........................              -           $  -       10,521,903      $  10,522
                                                               ----------       --------    ----------      ---------
                                                               ----------       --------    ----------      ---------



                                                                                           Other                        Total
                                            Additional                 Note Receivable Comprehensive                 Stockholders'
                                            Paid-in       Deferred       Secured by       Income      Accumulated       Equity
                                            Capital     Compensation   Common Stock       (Loss)       Deficit        (Deficit)
                                          -----------   ------------   --------------- ------------   -----------   --------------
Balance at December 31, 1995..........      $(2,470)         $ -            $ -            $ -        $(679,469)     $(676,724)
  Issuance of Series A Convertible
    Preferred Stock...................    2,499,625            -              -              -              -        2,500,000
  Issuance of Common Stock............          880            -              -              -              -            1,087
  Stock options exercised.............       24,133            -              -              -              -           24,600
  Net Loss............................          -              -              -              -         (390,008)      (390,008)
                                        -----------     ----------      ---------         -------    ----------     ----------
Balance at December 31, 1996..........    2,522,168            -              -              -       (1,069,477)     1,458,955
  Issuance of Series B Convertible
    Preferred Stock...................    2,499,625            -              -              -              -        2,500,000
  Issuance of Series C Convertible
    Preferred Stock net of expenses
    of $76,539........................    3,702,797            -              -              -              -        3,703,269
  Stock options exercised.............       18,789            -              -              -              -           18,872
  Deferred compensation related
    to stock options..................    1,157,410     (1,157,410)           -              -              -              -
  Amortization of deferred
    compensation......................          -          319,204            -              -              -          319,204
  Note receivable secured
    by Common Stock...................          -              -         (150,000)           -              -         (150,000)
  Net Loss............................          -              -              -              -       (1,118,596)    (1,118,596)
                                        -----------     ----------      ---------         -------    ----------     ----------
Balance at December 31, 1997..........    9,900,789       (838,206)      (150,000)           -       (2,188,073)     6,731,704
  Conversion of Preferred Stock to
    Common Stock......................       (1,099)           -              -              -              -              -
  Common Stock issued in
    Initial Public Offering...........   12,988,754            -              -              -              -       12,990,954
  Stock options exercised.............        7,675            -              -              -              -            7,704
  Deferred compensation related
    to stock options..................    1,228,310     (1,228,310)           -              -              -              -
  Amortization of deferred
    compensation......................          -        1,080,454            -              -              -        1,080,454
  Interest on note receivable
    secured by Common Stock...........          -              -         (15,000)            -              -          (15,000)
  Net loss............................          -              -              -              -       (4,904,389)    (4,904,389)
  Unrealized loss on short-term
    investments.......................          -              -              -           (4,487)           -           (4,487)
                                                                                                                    ----------
  Comprehensive loss..................          -              -              -              -              -       (4,908,876)
                                        -----------     ----------      ---------         -------    ----------     ----------
Balance at December 31, 1998..........  $24,124,429    $  (986,062)     $(165,000)     $  (4,487)  $ (7,092,462)   $15,886,940
                                        -----------     ----------      ---------         -------    ----------     ----------
                                        -----------     ----------      ---------         -------    ----------     ----------



See accompanying notes to financial statements.

  COLLATERAL THERAPEUTICS, INC.
  STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------



                                                                         YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------
                                                                    1998           1997            1996
                                                                ------------   ------------     ----------
  OPERATING ACTIVITIES:

    Net loss                                                    $(4,904,389)   $(1,118,596)     $(390,008)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                 369,954        144,107         14,299
      Amortization of deferred compensation                       1,080,454        319,204            -
      Changes in operating assets and liabilities:
        Milestone receivable from a related party                 2,000,000     (2,000,000)           -
        Prepaid expenses and other current assets                  (348,897)       (76,378)       (88,912)
        Accounts payable and accrued expenses                     1,088,108        240,953        143,254
        Deferred revenue                                              9,189        (59,689)       214,732
        Restricted cash                                             (72,600)           -              -
      Other                                                          46,061            -              -
                                                                -----------    -----------      ---------
  Net cash used in operating activities                            (732,120)    (2,550,399)      (106,635)

  INVESTING ACTIVITIES:
    Purchases of property and equipment                          (3,574,824)      (346,038)       (96,504)
    Purchases of short-term investments                          (1,219,385)           -              -
    Other                                                            19,642            -              -
                                                                -----------    -----------      ---------
  Net cash used in investing activities                          (4,774,567)      (346,038)       (96,504)

  FINANCING ACTIVITIES:
    Proceeds from common stock, net                              12,990,954            -            1,087
    Issuance of Series A convertible preferred stock                    -              -        2,500,000
    Issuance of Series B convertible preferred stock                    -        2,500,000            -
    Issuance of Series C convertible preferred stock                    -        3,703,269            -
    Proceeds from exercise of stock options                           7,704         18,872         24,600
    Proceeds from note payable to bank                            1,000,000            -              -
    Payments on note payable to bank                                (55,555)           -              -
    Issuance of note receivable secured by
      common stock                                                      -         (150,000)           -
                                                                -----------    -----------      ---------
  Net cash provided by financing activities                      13,943,103      6,072,141      2,525,687
                                                                -----------    -----------      ---------
  Net increase in cash
    and cash equivalents                                          8,436,416      3,175,704      2,322,548
  Cash and cash equivalents at
    beginning of the year                                         5,605,361      2,429,657        107,109
                                                                -----------    -----------      ---------
  Cash and cash equivalents at end of the year                  $14,041,777     $5,605,361     $2,429,657
                                                                -----------    -----------      ---------
                                                                -----------    -----------      ---------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           COLLATERAL THERAPEUTICS, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                 DECEMBER 31, 1998


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


     CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

     Short-term investments consist of highly liquid debt instruments. Management has classified the Company's short-term investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The Company considers instruments purchased with an original maturity of three months or less to be cash equivalents.


     CONCENTRATION OF CREDIT RISK

     The Company generally invests its excess cash in high credit quality debt instruments of corporations and financial institutions, and in U.S. government securities. Such investments are made in accordance with the Company's investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not realized any losses on its cash, cash equivalents and short-term investments.


     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, ranging from three years to five years, using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term.


     REVENUE RECOGNITION

     The Company currently generates substantially all of its revenue through a collaborative research and development agreement with a related party
(Note 3). Amounts received in advance for funding of research and development, which are not refundable, are deferred. Such amounts are recognized as revenue when the related reimbursable expenses are incurred and the Company has no future performance obligations. The Company is also entitled to milestone and royalty payments upon attaining contract specified conditions. These amounts are recognized upon satisfaction of the specified conditions when the Company has no further performance obligations.

                           COLLATERAL THERAPEUTICS, INC.

                                 DECEMBER 31, 1998


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenditures are charged to expense as incurred. The Company generally expenses amounts paid to obtain patents or acquire licenses, as the ultimate recoverability of the amounts paid is uncertain.


     STOCK OPTIONS

     Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. SFAS 123 also permits companies to elect to continue using the implicit value accounting method specified in Accounting Principles Board Opinion No. 25 to account for stock-based compensation related to option grants and stock awards to employees. The Company has elected to retain the implicit value based method for such grants and awards, and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation (Note
6). Option grants to non-employees are valued using the fair value based method prescribed by SFAS 123 and expensed over the period services are provided.


     NET LOSS PER SHARE

     The Company computes net loss per common share in accordance with Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted income (loss) per share amounts. Basic income (loss) per share is calculated based upon the weighted average number of common shares outstanding during the period while diluted income per share also gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, convertible securities, and contingently issuable shares. All potential dilutive common shares have been excluded from the calculation of loss per share as their inclusion would be anti-dilutive.


     NEW ACCOUNTING STANDARDS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130") and Statement of Financial Accounting Standards No. 131, SEGMENT INFORMATION ("SFAS 131").


     SFAS 130 requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company has included unrealized losses on the Company's available-for-sale securities in comprehensive loss, on its statement of stockholders' equity.

                           COLLATERAL THERAPEUTICS, INC.

                                 DECEMBER 31, 1998


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     SFAS 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance. The Company operates in one business and operating segment and adoption of SFAS 131 has not had an impact on the Company's financial statements.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     RECLASSIFICATIONS

     Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

2.   BALANCE SHEET INFORMATION

     SHORT-TERM INVESTMENTS

     The Company classifies its investment securities as available-for-sale and includes unrealized gains or losses as a component of stockholders' equity.


     The following is a summary of available-for-sale securities, all of which are due in one year or less:


                                                                  DECEMBER 31, 1998
                                                        ---------------------------------------
                                                                      UNREALIZED     ESTIMATED
                                                           COST         LOSSES      FAIR VALUE
                                                        ---------    -----------    -----------
Corporate debt securities..........................     $1,223,872       $4,487      $1,219,385
                                                        ---------    -----------    -----------
                                                        ---------    -----------    -----------

     Proceeds from the sales of available-for-sale securities and gross realized gains and losses on available-for-sale securities were immaterial during the year ended December 31, 1998.

                           COLLATERAL THERAPEUTICS, INC.

                                 DECEMBER 31, 1998


2.   BALANCE SHEET INFORMATION (CONTINUED)

     PROPERTY AND EQUIPMENT


        Property and equipment consist of the following:



                                                                 DECEMBER 31,
                                                      ----------------------------------
                                                          1998                   1997
                                                      ------------           -----------
   Laboratory equipment........................       $    982,394           $  110,908
   Computer equipment..........................            311,676              111,881
   Furniture and office equipment..............          1,095,092              178,067
   Leasehold improvements......................          1,457,574               52,440
                                                       -----------            ---------
                                                         3,846,736              453,296
   Accumulated depreciation
       and amortization........................           (433,609)            (159,849)
                                                       -----------            ---------
                                                       $ 3,413,127            $ 293,447
                                                       -----------            ---------
                                                       -----------            ---------



3.   COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT WITH RELATED PARTY

     In May 1996, the Company entered into a collaboration, license and royalty agreement (the "Schering Agreement") with Schering AG, Germany ("Schering AG") which established a strategic alliance covering the development and commercialization of gene therapy products to promote angiogenesis. Under the Schering Agreement, the Company agreed to conduct research and development in the field of gene therapy to promote angiogenesis solely with Schering AG during the term of the Schering Agreement. The Company granted Schering AG an exclusive worldwide license to all rights to the Company's technology in the field of angiogenic gene therapy and to certain other rights to technology developed by the Company with funding support from Schering AG during the five-year research and development program under the Schering Agreement. In exchange for such rights, Schering AG agreed to: (i) purchase up to $5.0 million of the Company's preferred stock in 1996 and 1997; (ii) pay the Company up to $5.0 million annually to support the Company's research and development pursuant to the Schering Agreement for an Initial Product (as defined therein), which amount may be adjusted to support research and development for additional products within the field of angiogenic gene therapy; (iii) pay the Company milestone payments totaling up to $20.5 million for the Initial Product and for each New Product (each as defined therein) based on the Company's achievement of milestones pertaining to certain regulatory filings and the development and commercialization of products under the Schering Agreement; and (iv) pay the Company a royalty based on worldwide net sales of each product and to pay an additional supplemental royalty based on worldwide net sales of each product and the product's cost of goods, up to a maximum specified royalty rate. To date, substantially all revenue received by the Company has been from its collaboration with Schering AG. Schering AG may terminate the collaborative agreement upon 60 days' written notice and payment of a termination fee to the Company.

                           COLLATERAL THERAPEUTICS, INC.

                                 DECEMBER 31, 1998


3.   COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT WITH RELATED PARTY
     (CONTINUED)

     In 1998, 1997 and 1996 the Company's revenues under the agreement were $5.4 million, $5.6 million (including $2.0 million for the achievement of a milestone) and $1.7 million respectively, and the Company had $164,000, $155,000 and $215,000 recorded as deferred revenue at December 31, 1998, 1997 and 1996, respectively.

     In 1995, the Company entered into two promissory notes with Schering totaling $500,000 to fund operations. Principal and interest on the notes are due and payable upon demand on or after June 30, 1999. The notes bear interest at 1% below the prime rate; at December 31, 1998, the notes bore interest at 6.75%. Such notes are secured by the assets of the Company (with the exception of certain equipment purchased from February 15, 1998 through December 31, 1998 which is pledged on a first priority basis under the Company's $1.0 million bank loan referred to in Note 5).

4.   COMMITMENTS

     LEASES

     In April 1998, the Company entered into a multi-year operating lease for administrative facilities, and lease payments commenced on occupancy of the facilities in December 1998. Terms of the lease include renewal options, payment of executory costs such as real estate taxes, insurance, and common area maintenance, and escalation clauses. The Company previously leased its administrative facilities under an operating lease which expired in December 1998.


     In December 1997, the Company entered into a multi-year operating lease for research facilities commencing April 15, 1998, terms of which include renewal options, payment of executory costs such as real estate taxes, insurance, and common area maintenance, and escalation clauses. Additionally, the Company is required to maintain restricted cash balances totaling $72,600 on behalf of the landlord as rent deposits through the end of the lease term (April 2003).

     Annual future minimum lease obligations for operating leases as of December 31, 1998 are as follows:


                                                        OPERATING
              YEAR ENDING DECEMBER 31:                   LEASES
              ------------------------                 -----------
              1999.................................     $ 723,000
              2000.................................       742,000
              2001.................................       756,000
              2002.................................       764,000
              2003.................................       557,000
              Thereafter                                  482,000
                                                       ----------
                  Total                                $4,024,000
                                                       ----------
                                                       ----------


                           COLLATERAL THERAPEUTICS, INC.

                                 DECEMBER 31, 1998


COMMITMENTS (CONTINUED)

     Rent expense for the years ended December 31, 1998, 1997 and 1996 was $325,000, $106,000 and $91,000, respectively.

     LICENSE AND RESEARCH AGREEMENTS

     In connection with certain license and research agreements, the Company recognized expenses of $2,023,000, $3,108,000 and $379,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The fees were charged to research and development expense. The Company has future non-cancelable commitments to pay fees totaling $200,000 in 1999 under a research and development contract. Additionally, the Company is obligated to pay royalties upon commercial sales, if any, of certain products.

5.   NOTE PAYABLE

     On April 6, 1998 the Company entered into a loan and security agreement with a bank to borrow up to $400,000, which was amended on September 14, 1998 to allow the Company to borrow up to $1.0 million to acquire equipment and furniture. The Company borrowed the full $1.0 million, and in accordance with the agreement, began making installment payments in November 1998. The installment payments consist of monthly principal payments of $18,500 plus accrued interest, and extend through April 2003. The loan bears interest at prime plus 1.25% (9% at December 31, 1998) and is secured by the equipment and furniture acquired. The loan is subject to certain covenants including minimum working capital levels and the requirement that the Company must obtain the lenders' consent for certain additional indebtedness.

6.   SHAREHOLDERS' EQUITY

     REINCORPORATION AND STOCK SPLIT

     On May 28, 1998, the Company reincorporated in Delaware. The number of authorized shares of the new Delaware corporation are 40,000,000 shares of common stock ($0.001 par value) and 5,000,000 shares of Preferred Stock ($0.001 par value). Additionally, on May 29, 1998, the Company effected a 1.9-for-one stock split of the Company's common stock. All shares and per share amounts and stock option data have been retroactively restated in these financial statements to give effect to the reincorporation and the stock split.


     COMMON STOCK

     In connection with certain stock purchase agreements with employees and consultants, and options exercised under the 1995 stock option plan, the Company has the option to repurchase, at the original issue price, unvested shares in the event of termination of employment or engagement. Shares issued under these agreements generally vest over three or four years. At December 31, 1998, 88,905 shares were subject to repurchase by the Company.

                           COLLATERAL THERAPEUTICS, INC.

                                 DECEMBER 31, 1998


6.   SHAREHOLDERS' EQUITY (CONTINUED)

     CONVERTIBLE PREFERRED STOCK

     In May 1996, the Company issued 374,532 shares of Series A Preferred Stock to Schering AG at $6.675 per share, for total proceeds of $2,500,000. In June 1997, the Company issued 374,532 shares of Series B Preferred Stock to Schering AG at $6.675 per share, for total proceeds of $2,500,000. Also in June 1997, the Company issued 472,476 shares of Series C Preferred Stock, including 84,976 to Schering AG, at $8.00 per share, for net proceeds of $3,703,269.


     In conjunction with the completion of the Company's initial public offering on July 2, 1998, the Preferred Stock was converted, on a 1.9-for-one basis, into shares of the Company's common stock.

     EMPLOYEE STOCK PURCHASE PLAN

     In April 1998, the Company adopted the 1998 Employee Stock Purchase Plan. A total of 50,000 shares of common stock have been authorized and reserved for issuance under this Purchase Plan. The Purchase Plan permits all eligible employees to purchase common stock through payroll deductions (which cannot exceed 10% of each employee's compensation) at the lower of 85% of fair market value at the beginning of a twenty-four month offering period or the end of each six-month purchase period. During 1998, no shares were issued under the Purchase Plan.

     STOCK OPTIONS

     In November 1995, the Company adopted a stock option plan (the "Predecessor Plan"), under which 1,011,248 shares of common stock were reserved for issuance upon exercise of options granted by the Company. In June 1997, the number of shares reserved for issuance under this plan was increased to 1,346,832 shares. The stock option plan provides for the grant of incentive and nonstatutory options. The exercise price of incentive stock options must equal at least the fair value on the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair value on the date of grant. The options are immediately exercisable for a period of up to ten years after the date of grant and vest over either three or four year periods from the date of grant. Unvested common shares obtained upon early exercise of options are subject to repurchase by the Company at the original issue price.


     In April 1998, the Company adopted the 1998 Stock Incentive Plan (the "1998 Plan") that serves as the successor equity incentive program to the Predecessor Plan. A total of 2,296,835 shares of common stock have been authorized for issuance under the 1998 Plan. Outstanding options and unvested shares issued under the Predecessor Plan have been incorporated into the 1998 Plan, and no further option grants will be made under the Predecessor Plan. The incorporated options will continue to be governed by their existing terms, unless the Plan Administrator elects to extend one or more features of the 1998 Plan to those options. After giving effect to the 1,743,770 options granted and outstanding and the 29,330 options granted and exercised, 523,735 options remain available for future grant under the 1998 Plan.

                           COLLATERAL THERAPEUTICS, INC.

                                 DECEMBER 31, 1998


6. SHAREHOLDERS' EQUITY (CONTINUED)


   A summary of option activity is as follows:


                                                                             WEIGHTED-
                                                                              AVERAGE
                                                            NUMBER OF         EXERCISE
                                                              SHARES           PRICE
                                                            ----------      ------------
   Balance at December 31, 1995.......................        278,350        $    .03
        Granted.......................................        604,200        $    .13
        Exercised.....................................       (467,400)       $    .05
        Cancelled.....................................         --            $    --
                                                            ----------

   Balance at December 31, 1996.......................        415,150        $    .14
        Granted.......................................        330,600        $    .47
        Exercised.....................................        (82,597)       $    .23
        Cancelled.....................................         (3,853)       $    .10
                                                            ----------

   Balance at December 31, 1997.......................        659,300        $    .30
        Granted.......................................      1,256,300        $   5.03
        Exercised.....................................        (29,330)       $    .26
        Cancelled.....................................        (19,000)       $    .54
                                                            ----------

   Balance at December 31, 1998.......................      1,867,270        $   3.48
                                                            ----------
                                                            ----------

     A summary of stock options outstanding at December 31, 1998 is as follows:


                                                                                                  WEIGHTED
                                                      WEIGHTED                                      AVERAGE
                                                      AVERAGE         WEIGHTED                   EXERCISE PRICE
                RANGE OF               OPTIONS       REMAINING        AVERAGE        OPTIONS       OF OPTIONS
             EXERCISE PRICES         OUTSTANDING   LIFE IN YEARS   EXERCISE PRICE  EXERCISABLE    EXERCISABLE
             ---------------         -----------   -------------   --------------  -----------   ---------------
             $.0005............          123,500      6.80           $    .0005       123,500      $    .0005
             $.05..............           60,800      7.16           $    .05          60,800      $    .05
             $.23-.28..........          293,670      8.22           $    .26         293,670      $    .26
             $.74..............          182,400      8.98           $    .74         182,400      $    .74
             $4.92 - $5.88.....        1,206,900      9.65           $    5.20        311,875      $    5.01
                                       ---------                                    -----------
                                       1,867,270      9.09           $    3.48        972,245      $    1.83
                                       ---------                                    -----------
                                       ---------                                    -----------


     Included in the above tables are 123,500 shares that were granted outside of the Predecessor Plan and the 1998 Plan.

                           COLLATERAL THERAPEUTICS, INC.

                                 DECEMBER 31, 1998


6.   SHAREHOLDERS' EQUITY (CONTINUED)

     Adjusted pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS
123. The fair value for these options was estimated at the date of grant using the minimum value option pricing model with the following assumptions for 1996 and 1997: risk-free interest rates of 6.5%; dividend yield of 0%;
and a weighted-average expected life of the options of six years.   The
assumptions for the period from January 1, 1998 through July 1, 1998 were: risk-free interest rate of 5.5%; dividend yield of 0%; and a weighted average expected life of the options of four years. The Black-Scholes option pricing model was used for the period from July 2, 1998 (completion of the Company's initial public offering) through December 31, 1998 with the following assumptions: risk-free rates of 4.25% to 5.25%; dividend yield of 0%; volatility factor of 65%; and a weighted average expected life of the options of four years.

     For purposes of adjusted pro forma disclosures, the estimated fair value of the options are amortized to expense over the vesting period. The weighted-average fair value of options granted during 1998, 1997 and 1996 was $2.40, $.16 and $.05, respectively. The Company's adjusted pro forma information is as follows:


                                              YEARS ENDED DECEMBER 31,
                                      -------------------------------------------
                                          1998          1997             1996
                                      -----------    ------------    ------------
Adjusted pro forma net loss.........    $(5,327,880)   $(1,125,255)     $(390,683)

 Adjusted pro forma net loss
     per share (Basic and Diluted)..         $(0.67)        $(0.24)        $(0.11)


     The pro forma effect on net loss for the periods presented may not be representative of the pro forma effect on net loss in future years because they reflect less than four years of vesting.

     DEFERRED COMPENSATION

     Through December 31, 1998, the Company recorded deferred compensation for the difference between the exercise price of stock options granted and the fair value of the Company's common stock at the date of issuance or grant. The deferred compensation will be amortized over the vesting period of the related options, which is generally four years. Gross deferred compensation recorded during the years ended December 31, 1998 and 1997 totaled $1,228,310 and $1,157,410, respectively, and related amortization expense totaled $1,080,454 and $319,204 in 1998 and 1997, respectively.

                           COLLATERAL THERAPEUTICS, INC.

                                 DECEMBER 31, 1998


7.   RELATED PARTY TRANSACTIONS

     A partner of the Company's general counsel firm is a member of the Company's Board of Directors and is a stockholder. The Company incurred expenses from such firm totaling $695,373, $145,252 and $104,367 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company had payables to the general counsel firm of $18,192, $5,000 and $9,000 at December 31, 1998, 1997 and 1996, respectively.

     In December 1997, the Company loaned $150,000 to a stockholder who is also of counsel with the Company's lead patent attorneys. This loan bears interest at ten percent per annum, is due in December 1999, and is secured by the common stock of the Company owned by such stockholder.

     During 1997, a stockholder and member of the Company's Board of Directors was an executive officer of the landlord for the Company's administrative facilities. The Company's lease of such facilities expired December 31, 1998 (see Note 4).

8.   INCOME TAXES

     At December 31, 1998, the Company had federal and California income tax net operating loss carryforwards of approximately $5,583,000 and $5,593,000, respectively. The federal and California tax loss carryforwards will begin to expire in 2010 and 2003, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $36,000 and $74,000, respectively, which will begin to expire in 2010, unless previously utilized.

     Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

     Significant components of the Company's deferred tax assets are shown below. A valuation allowance has been recognized to offset the deferred tax assets as of December 31, 1998 as realization of such assets is uncertain.



                                                         DECEMBER 31,
                                                   --------------------------
                                                        1998          1997
                                                   ------------   -----------
 Deferred tax assets:
     Net operating loss carryforwards...........   $  2,290,000   $  720,000
     Research and development credits...........         52,000       11,000
     Other, net.................................        147,000       36,000
                                                   ------------   ----------
Total deferred tax assets.......................      2,489,000      767,000
Valuation allowance for deferred tax assets.....     (2,489,000)    (767,000)
                                                   ------------   ----------
Net deferred tax assets.........................   $     --       $     --
                                                   ------------   ----------
                                                   ------------   ----------


                           COLLATERAL THERAPEUTICS, INC.

                                 DECEMBER 31, 1998

9.   401(k) PLAN

     Effective October 1, 1996, the Company adopted a 401(k) defined contribution plan that covers substantially all full time employees, as defined, who meet certain length-of-service requirements. Employees may contribute up to a maximum of 15% of their annual compensation (subject to a maximum limit imposed by federal tax law).

                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-K
                         COLLATERAL THERAPEUTICS, INC.

 EXHIBIT
 NO.            DESCRIPTION
 ----------     ---------------------------------------------------------------
 3.1 (1)        Our Second Restated Certificate of Incorporation.
 3.2 (2)        Our Restated Bylaws.
 4.1 (2)        Form of the Certificate for common stock.
 10.1 (2)       Form of Restricted Stock Issuance Agreement between the Company and certain individuals listed on the attached schedule.
 10.2 (2)       Form of Stock Issuance Agreement between the Company and
                certain individuals listed on the attached schedule.
 10.3 (2)       Preferred Stock Purchase Agreement between the Company and
                Schering AG Berlin Venture Corp., dated May 7, 1996.
 10.4 (2)       Series C Preferred Stock Purchase Agreement by and among the
                Company and the investors listed on Schedule A thereto, dated
                June 30, 1997.
 10.5 (2)       Amended and Restated Investors' Rights Agreement by and among the Company and the investors listed on Schedule A thereto, dated June 30, 1997.
 10.6 (2)       Amended and Restated Co-Sale Agreement by and among the Company and the individuals listed on Schedule A thereto, dated
                June 30, 1997.
 10.7 (2)       Security Agreement between the Company and Schering AG Berlin
                Venture Corp., dated August 16, 1995.
 10.8 (2)       Amended and Restated Promissory Note between the Company and
                Schering AG, dated August 16, 1995, as amended May 16, 1996.
 10.9 (2)       Amended and Restated Promissory Note between the Company and
                Schering AG, dated October 12, 1995, as amended May 16, 1996.
 10.10 (2)      Side Letter between the Company and Schering AG Berlin Venture
                Group, dated May 6, 1996.
 10.11 (2)      Exclusive License Agreement between The Regents of the
                University of California and the Company for Angiogenesis Gene
                Therapy, dated September 27, 1995, as amended.
 10.12 (2)      Collaboration, License and Royalty Agreement between Schering
                AG and the Company, dated May 6, 1996.
 10.13 (2)      License Agreement by and among Dimotech Ltd., Gera Neufeld and the Company, dated October 17, 1996.
 10.14 (2)      Exclusive License Agreement between The Regents of the
                University of California and the Company for Gene Therapy for
                Congestive Heart Failure, dated January 22, 1997.
 10.15 (2)      Agreement between New York University and the Company, dated
                March 24, 1997, as amended.

 EXHIBIT
 NO.            DESCRIPTION
 ---------      ---------------------------------------------------------------
 10.16 (2)      License Agreement by and among AMRAD Developments Pty. Ltd.,
                Ludwig Institute for Cancer Research and the Company, dated
                March 25, 1997.
 10.17 (2)      Research Agreement between the University of Washington and the
                Company, dated April 21, 1997, as amended.
 10.18 (2)      Exclusive License Agreement between The Regents of the
                University of California and the Company for Angiogenic Gene
                Therapy for Congestive Heart Failure, dated June 18, 1997.
 10.19 (2)      Letter Agreement between the Company and Veterans Medical
                Research Foundation, dated August 13, 1997.
 10.20 (2)      Sponsored Research Contract between the Curators of The
                University Of Missouri and the Company, dated October 22, 1997, as amended.
 10.21 (2)      Biological Materials Agreement between Targeted Genetics
                Corporation and the Company, dated January 26, 1998.
 10.22 (2)      Research Agreement between The Regents of the University of
                California and the Company, dated February 23, 1998.
 10.23 (2)      Letter Agreement between the Company and Veterans Medical
                Research Foundation, dated March 20, 1998.
 10.24 (2)      Sublease Agreement between the Company and Gensia, Inc., dated
                June 15, 1995, as amended.
 10.25 (2)      Standard Industrial/Commercial Multi-Tenant Lease-Modified Net
                between the Company and ARE 11025 Roselle Street, LLC, dated
                November 24, 1997, as amended.
 10.26 (2)      Torrey Reserve Office Lease between Pacific Torrey Reserve
                Holding, L.P. and the Company dated April 7, 1998.
 10.27 (2)      Form of Scientific Advisor Consulting Agreement between the
                Company and certain individuals listed on the attached
                schedule.
 10.28 (2)      Form of Scientific Advisory Board Agreement between the Company and certain individuals listed on the attached schedule.
 10.29 (2)      Form of Consulting Agreement between the Company and certain individuals listed on the attached schedule.
 10.30 (2)(3)   1995 Stock Option/Stock Issuance Plan.
 10.31 (2)(3)   1995 Stock Option/Stock Issuance Plan Form of Notice of Grant.
 10.32 (2)(3)   1995 Stock Option/Stock Issuance Plan Form of Stock Option
                Agreement.
 10.33 (2)(3)   1995 Stock Option/Stock Issuance Plan Form of Stock Purchase
                Agreement.
 10.34 (2)(3)   1995 Stock Option/Stock Issuance Plan Form of Restricted Stock
                Issuance Agreement.
 10.35 (2)(3)   1998 Stock Incentive Plan.
 10.36 (2)(3)   1998 Stock Incentive Plan Form of Notice of Grant.
 10.37 (2)(3)   1998 Stock Incentive Plan Form of Stock Option Agreement.
 10.38 (2)(3)   1998 Stock Incentive Plan Form of Stock Issuance Agreement.
 10.39 (2)(3)   1998 Employee Stock Purchase Plan.
 10.40 (2)(3)   Form of Indemnification Agreement between the Company and each of its directors.
 10.41 (2)(3)   Form of Indemnification Agreement between the Company and each of its officers.
 10.42 (2)(4)   Credit Agreement between the Company and Imperial Bank, dated
                April 30, 1998, as amended on September 14, 1998 (Exhibit 10.1).

 EXHIBIT
 NO.            DESCRIPTION
 ---------      ---------------------------------------------------------------
 10.43 (4)(3)   Employment Offer Letter for at will employment of Jeffrey
                Friedman, to be effective September 1998 (Exhibit 10.2).
 10.44 (3)      Employment Offer Letter for at will employment of Tyler Dylan, to be effective November 1998.
 23.1           Consent of Ernst & Young LLP, Independent Auditors.
 24.1           Power of Attorney (included under the caption "Signatures").
 27.1           Financial Data Schedule.

(1) Incorporated by reference to exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed on August 6, 1998.
(2) Incorporated by reference to the same numbered exhibits (unless otherwise indicated) filed with our Registration Statement on Form S-1, File
     No. 333-51029, as amended.
(3)  Management contract or compensation plan.
(4) Incorporated by reference to the exhibits set forth above filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 10, 1998.