Form 10-Q
period 1999-03-31
COLLATERAL THERAPEUTICS INC
filed 1999-04-30
CIK 1060329

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
----------
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

-----------      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______________ to ______________

                        Commission File Number 000-24505

                          COLLATERAL THERAPEUTICS, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                   33-0661290
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

11622 El Camino Real, San Diego, California                          92130
 (Address of principal executive offices)                         (ZIP Code)

     Registrant's telephone number, including area code:         619-794-3400

Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

     Yes   X             No
         -----              -----

As of April 16, 1999, Registrant had 10,585,139 shares of its Common Stock outstanding.

                          COLLATERAL THERAPEUTICS, INC.

                                      INDEX

                                                                             Page No.
                                                                             --------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  Balance Sheets                                                 1

                  Statements of Operations                                       2

                  Statements of Cash Flows                                       3

                  Notes to Financial Statements                                  4

     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                  5

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk    24


PART II - OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                         25

     Item 6.  Exhibits and Reports on Form 8-K                                  26


Signatures                                                                      26

PART I       FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS


     COLLATERAL THERAPEUTICS, INC.
     BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------------

                                                                                      MARCH 31,                DECEMBER 31,
                                                                                        1999                       1998
                                                                                ----------------------     ----------------------
                                                                                      (UNAUDITED)                  (NOTE)
     ASSETS

     Current assets:
         Cash and cash equivalents                                              $          11,913,074      $          14,041,777
         Short-term investments                                                               967,074                  1,219,385
         Prepaid expenses and other current assets                                            731,837                    519,848
                                                                                ----------------------     ----------------------
     Total current assets                                                                  13,611,985                 15,781,010
     Restricted cash - noncurrent                                                              72,600                     72,600
     Property and equipment, net                                                            3,362,644                  3,413,127
                                                                                ----------------------     ----------------------
             Total Assets                                                       $          17,047,229      $          19,266,737
                                                                                ----------------------     ----------------------
                                                                                ----------------------     ----------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:

         Accounts payable                                                       $             366,225      $             858,819
         Accrued expenses                                                                     576,413                    787,917
         Notes payable to a related party, including accrued interest                         632,824                    624,385
         Note payable to bank                                                                 222,222                    222,222
         Deferred revenue                                                                     254,393                    164,232
                                                                                ----------------------     ----------------------
     Total current liabilities                                                              2,052,077                  2,657,575

     Note payable to bank                                                                     685,185                    722,222

     Stockholders' equity:

         Common Stock, par value $.001; 40,000,000 shares authorized; 10,584,189 and 10,521,903 shares issued and outstanding
             at March 31, 1999 and December 31, 1998, respectively                             10,584                     10,522
         Additional paid-in capital                                                        24,185,287                 24,124,429
         Deferred compensation                                                               (799,593)                  (986,062)
         Note receivable secured by common stock                                             (168,750)                  (165,000)
         Accumulated other comprehensive loss                                                  (1,206)                    (4,487)
         Accumulated deficit                                                               (8,916,355)                (7,092,462)
                                                                                ----------------------     ----------------------
     Total stockholders' equity                                                            14,309,967                 15,886,940
                                                                                ----------------------     ----------------------
             Total Liabilities and Stockholders' Equity                         $          17,047,229      $          19,266,737
                                                                                ----------------------     ----------------------
                                                                                ----------------------     ----------------------

     Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


      COLLATERAL THERAPEUTICS, INC.
      STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------


                                                           THREE MONTHS ENDED MARCH 31,
                                                            1999                1998
                                                     ------------------  ------------------
                                                                  (UNAUDITED)

      Revenues under collaborative
         research and development
         agreement with a related party              $       1,722,819   $         989,378

      Expenses:
         Research and development                            2,312,441           1,454,615
         General and administrative                          1,369,013             759,260
                                                     ------------------  ------------------
      Total operating expenses                               3,681,454           2,213,875
                                                     ------------------  ------------------
      Loss from operations                                  (1,958,635)         (1,224,497)
      Interest income                                          165,788              91,056
      Interest expense                                         (31,046)             (9,932)
                                                     ------------------  ------------------
      Net loss                                       $      (1,823,893)  $      (1,143,373)
                                                     ------------------  ------------------
                                                     ------------------  ------------------

      Net loss per share (basic and diluted)         $           (0.17)  $           (0.22)
                                                     ------------------  ------------------
                                                     ------------------  ------------------
      Weighted average shares used in
         computing net loss per share
         (basic and diluted)                                10,486,260           5,313,236
                                                     ------------------  ------------------
                                                     ------------------  ------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


     COLLATERAL THERAPEUTICS, INC.
     STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                       1999                     1998
                                                               ----------------------   ----------------------
                                                                                  (UNAUDITED)

     OPERATING ACTIVITIES:
        Net loss                                               $          (1,823,893)   $          (1,143,373)
        Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
           Depreciation and amortization                                     205,902                   32,188
           Amortization of deferred compensation                             186,469                  207,332
           Changes in operating assets and liabilities:
              Milestone receivable from a related party                                             2,000,000
              Prepaid expenses and other current assets                     (211,989)                (278,138)
              Accounts payable and accrued expenses                         (695,659)                  63,523
              Deferred revenue                                                90,161                  160,622
              Restricted cash                                                      -                 (672,600)
           Other                                                               1,841                        -
                                                               ----------------------   ----------------------
     Net cash provided by (used in) operating activities                  (2,247,168)                 369,554
                                                               ----------------------   ----------------------
     INVESTING ACTIVITIES:
        Proceeds from maturities of short-term investments                   250,000                        -
        Purchases of property and equipment                                 (155,419)                (298,585)
                                                               ----------------------   ----------------------
     Net cash provided by (used for) investing activities                     94,581                 (298,585)
                                                               ----------------------   ----------------------

     FINANCING ACTIVITIES:
        Proceeds from issuance of common stock                                60,920                        -
        Payments on note payable to bank                                     (37,036)                       -
                                                               ----------------------   ----------------------
     Net cash provided by  financing activities                               23,884                        -
                                                               ----------------------   ----------------------
     Net increase (decrease) in cash and cash equivalents                 (2,128,703)                  70,969

     Cash and cash equivalents at beginning of period                     14,041,777                5,605,361
                                                               ----------------------   ----------------------
     Cash and cash equivalents at end of period                $          11,913,074    $           5,676,330
                                                               ----------------------   ----------------------
                                                               ----------------------   ----------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          COLLATERAL THERAPEUTICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.   ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION AND BUSINESS

     We are focused on the discovery, development and commercialization of non-surgical gene therapy products for the treatment of cardiovascular diseases, including coronary artery disease, peripheral vascular disease, congestive heart failure and heart attack. We intend to focus on research and development of products while leveraging our technology through the establishment of product development, manufacturing and marketing collaborations with select pharmaceutical and biotechnology companies. We were incorporated in California on April 3, 1995 and reincorporated in Delaware on May 28, 1998.

INTERIM CONDENSED FINANCIAL STATEMENTS

     The balance sheet as of March 31, 1999 and the statements of operations and cash flows for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results to be expected for the full year. As these are condensed financial statements, you should also read the financial statements and footnotes contained in our latest Form 10-K.

2.   COMPREHENSIVE LOSS

     Total comprehensive loss was $1,820,612 and $1,143,373 for the three months ended March 31, 1999 and 1998, respectively.

3.   NET LOSS PER SHARE

     Recent interpretations by the SEC have altered the treatment of preferred stock previously included in computing certain earnings per share data in periods prior to our initial public offering, completed in July 1998. We previously considered preferred stock, which converted into common stock upon completion of the public offering, as outstanding from the date of original issuance ("as-if converted method") in computing earnings per share. To conform with the recent interpretations, we have revised our calculation of earnings (loss) per share for all pre-offering periods to exclude the impact of preferred shares.

     When we filed our Post-Effective Amendment No. 3 to Form S-1 with the SEC on July 2, 1998, we followed the then-current SEC interpretations for the treatment of preferred stock in presenting pro forma net loss per share (basic and diluted) on the Statements of Operations. For comparative purposes, the schedule below presents the net loss per share (basic and diluted) for the three months ended March 31, 1999 and 1998 and the pro forma net loss per share for the three months ended March 31, 1998, under the as-if converted method.

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                             ------------------------------------------
                                                                    1999                  1998
                                                             --------------------  --------------------
                                                                                        PRO FORMA
 Net loss...............................................      $       (1,823,893)   $       (1,143,373)
 Weighted  average shares of common stock  outstanding and
   shares used in computing  net loss per share (basic and
   diluted)...............................................            10,486,260              5,313,236
                                                             --------------------  --------------------
 Net loss per share (basic and diluted)...................    $            (0.17)   $            (0.22)
                                                             --------------------  --------------------
 Pro  forma  adjustment  to  reflect  the  effect  of  the
   assumed conversion of preferred stock..................               -                   2,320,926
                                                             --------------------  --------------------
 Shares used in computing pro forma net loss per share
   (basic and diluted)....................................            10,486,260             7,634,162
                                                             --------------------  --------------------
 Pro forma net loss per share
    (basic and diluted)...................................   $            ( 0.17)   $            (0.15)
                                                             --------------------  --------------------
                                                             --------------------  --------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED IN ITEM 1. OF THIS QUARTERLY REPORT ON FORM 10-Q AND THE AUDITED FINANCIAL STATEMENTS AND RELATED NOTES AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998. SEE "RISKS AND UNCERTAINTIES" FOR A DISCUSSION OF FACTORS KNOWN TO US THAT COULD CAUSE REPORTED FINANCIAL INFORMATION NOT TO BE NECESSARILY INDICATIVE OF FUTURE RESULTS. WE ARE NOT OBLIGATED TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS AND CIRCUMSTANCES ARISING AFTER THE DATE THIS REPORT IS FILED.

OVERVIEW

     We are focused on the discovery, development and commercialization of non-surgical gene therapy products for the treatment of cardiovascular diseases, including coronary artery disease, peripheral vascular disease, congestive heart failure and heart attack. We believe that our products under development hold the potential to revolutionize the treatment of cardiovascular diseases and that our products may result in a new standard of care. This standard might offer patients simpler, more cost-effective and lower-risk alternatives to currently available treatments, such as coronary artery bypass surgery, angioplasty and certain drug therapy. Our initial non-surgical gene therapy products are designed to promote and enhance angiogenesis, a natural biological process that results in the growth of additional blood vessels which can carry blood flow to oxygen-deprived tissues.

     In May 1996, we entered into a collaboration, license and royalty agreement with Schering AG of Germany for angiogenic gene therapy products. Under this collaboration, Schering AG has made equity investments and provided loans to us. In addition, the collaboration provides for Schering AG, subject to certain conditions, to pay research support through April 2001, to make additional payments upon satisfying certain research, development and commercialization milestones and, when and if angiogenic gene therapy products developed under the collaboration are commercialized, to make royalty payments to us based on worldwide net sales of such products.

     This collaboration has been structured to provide us with financial resources and product development support to enable us to determine the safety and efficacy of certain angiogenic gene therapy products. However, the timing and amounts of such payments cannot be predicted with certainty and may not occur if product development milestones are not achieved. Schering AG has the unilateral right to terminate this agreement on 60 days prior written notice to us. Upon such notice, Schering AG is required to pay us a termination fee. In addition, Schering AG has agreed to provide us with copies of all investigational new drug applications or any other such submissions that had been filed by Schering AG with all regulatory health authorities with respect to products covered under the Schering agreement, and to allow us to reference such documents.

     Our revenue to date is primarily attributable to our collaboration with Schering AG, entered into in May 1996. Under this collaboration, we received aggregate research funding of $14.7 million from May 1996 through March 31, 1999, which included $2.0 million for the achievement of a milestone relating to the development of GENERX-TM- and $0.3 million which was recorded as deferred revenue as of March 31, 1999. From our incorporation in 1995 through March 31, 1999, collaboration revenues for ongoing research support and related operating expenses have trended upward due to accelerated research and development efforts as we have broadened our research in the field of angiogenic gene therapy to include two angiogenic gene therapy products, GENEVX-TM- and GENVASCOR-TM-.

     Since inception, we have also conducted research in the area of non-surgical cardiovascular gene therapy that is not funded by our collaboration with Schering AG. Accordingly, our operating expenses have exceeded revenues each year. Losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies in the area of non-surgical cardiovascular gene therapy and from administrative costs required to support our efforts, to the extent our costs were not covered by the Schering AG collaboration. Losses have totaled $8.9 million over the four years since our inception in April of 1995.

     Our losses through March 31, 1999 have been primarily funded by our initial public offering, the private sale of equity securities and receipt of loans. Our ability to achieve profitability is dependent on our ability to successfully develop our products and then successfully market our products through current or future collaborative partners. We may never achieve profitability at all, or on a sustained basis.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Our collaborative revenue was $1.7 million and $1.0 million for the three months ended March 31, 1999 and 1998, respectively. All revenue was derived from our research and development agreement with Schering AG. The increase in revenue was due to increased costs reimbursable to us under such agreement associated with accelerated research and development activities.

     Research and development expenses for the three months ended March 31, 1999 rose to $2.3 million from $1.5 million for the three months ended March 31, 1998. Higher research and development expenses were primarily due to increased expenses associated with additional personnel, increased expenses for supplies and operations of our new preclinical research center and increased use of outside research institutions and consultants.

     General and administrative expenses were $1.4 million for the three months ended March 31, 1999 compared to $0.8 million for the three months ended March 31, 1998. The increase was primarily due to increased expenses for personnel to support expanded research efforts, increased costs related to our new corporate facilities, increased costs associated with being a public company and increased investor relations and educational materials.

LIQUIDITY AND CAPITAL RESOURCES

     In 1998, we completed an initial public offering of 2.2 million shares of our common stock, providing us with proceeds, net of underwriting fees and offering expenses, of $13.0 million. Through March 31, 1999, we financed our operations primarily through public and private offerings of equity securities, collaborative research revenue and loans from Schering AG, a bank loan and interest income. From inception through March 31, 1999, we raised $13.0 million in net proceeds from our initial public offering, an aggregate of $10.3 million through private sales of equity securities and receipt of loans, including $5.7 million in equity investments and $500,000 in loans from Schering AG, $3.1 million in equity provided by other private investors, and $1.0 million borrowed from a bank. We are making monthly principal payments of $18,500 plus interest on the bank loan. These payments extend through April 2003. The loan bears interest at prime plus 1.25% (9% at March 31, 1999) and is secured by the equipment and furniture acquired. The loan is subject to certain covenants including minimum working capital levels and the requirement that we must obtain the lender's consent for certain additional indebtedness. The $500,000 in loans from Schering AG consists of two promissory notes issued in 1995 to fund operations. The notes bear interest at 1% below the prime rate, which was 6.75% at March 31, 1999. The notes are secured by our assets, except for certain equipment purchased in 1998, which are pledged on a first priority basis under our bank loan. Principal and interest on these notes are due and payable upon demand on or after June 30, 1999.

     At March 31, 1999, cash and cash equivalents and short-term investments were $12.9 million compared to $15.3 million at December 31, 1998. Decreases in cash, cash equivalents and short-term investments were primarily due to research and development expenses and general and administrative expenses not funded under our collaboration with Schering AG. We generally invest excess cash in high credit quality debt instruments of corporations and financial institutions. Working capital decreased by $1.6 million to $11.6 million during the quarter ended March 31, 1999. This decrease was primarily due to the $1.8 million loss for the quarter.

     We have entered into certain technology license agreements in addition to the Schering agreement related to our technology portfolio covering methods of gene therapy, therapeutic genes, and gene delivery vectors. To retain certain licensing rights under these cancelable agreements, we anticipate that we may be required to make aggregate payments of approximately $1.2 million through 2000.

     Our core technologies are focused on the development of non-surgical cardiovascular gene therapy products that promote angiogenesis, enhance myocardial adrenergic signaling or promote heart muscle regeneration. We have in-licensed certain technology covering proprietary methods of gene therapy and a portfolio of therapeutic genes for use with our methods of gene therapy. We have currently designated one gene, fibroblast growth factor-4, licensed from New York University, for use in the development of two angiogenic gene therapy products: (1) GENERX-TM-, a non-surgical angiogenic gene therapy product as a treatment for patients with stable exertional angina due to coronary artery disease, and (2) GENVASCOR-TM-, a non-surgical angiogenic gene therapy treatment for patients with peripheral vascular disease. These are the only angiogenic gene therapy products currently in development by us for which a specific gene has been designated. Upon any successful commercialization of these two angiogenic gene therapy products using this designated gene, the total financial milestone obligations, licensing fees and other related amounts payable by us under license agreements with New York University, covering the use of the fibroblast growth factor-4 gene, and the University of California, covering certain technology relating to methods of gene therapy, could total up to $5.0 million. This amount includes $1.2 million, which we have already paid as of March 31, 1999. In addition, upon any successful commercialization of such products, we would be required to make, under the license agreements, royalty payments on worldwide net sales of products that utilize such gene. However, we may, in our sole discretion, change such designated gene at any time and the license agreement covering such designated gene could be terminated by us.

     In addition to GENERX-TM- and GENVASCOR-TM-, we have two other non-surgical angiogenic gene therapy products, GENEVX-TM- and GENECOR-TM-, which are progressing through our pre-clinical research. The angiogenic genes to be designated by us for use in development of GENEVX-TM- and GENECOR-TM-will not be finalized until we have progressed further in our evaluation process. Based on our current agreements covering in-licensed technology, if our non-surgical cardiovascular gene therapy products are successfully commercialized, our total financial obligations pursuant to licensing agreements with respect to all four of our products which are currently beyond the research stage could range from between $6.9 million to $8.2 million, of which $3.0 million has been paid through March 31, 1999. Our financial obligations will vary depending on the selections of therapeutic genes for use in our angiogenic gene therapy products, GENEVX-TM- and GENECOR-TM-. However, such amounts could be significantly increased or decreased depending on the outcome of our research and commercialization activities pursuant to the collaboration with Schering AG and/or the outcome of our internally-funded research. In addition, we would be required to pay a royalty on worldwide net sales of products that utilize in-licensed technology. The information set forth above with respect to potential fees payable by us for in-licensed technology involves many variables and is subject to a high degree of potential variation. We may also be required to obtain license rights to other methods of gene therapy, therapeutic genes and/or vectors based on our product development and commercialization requirements.

     To date, all revenue received by us has been from our collaboration with Schering AG, and we expect that substantially all revenue for the next several years will continue to come from this and other potential collaborations. Under the Schering agreement, we may receive: (1) research and development funding for an initial product, which amount may be adjusted to support research and development for additional products within the field of angiogenic gene therapy, (2) milestone payments for the initial product and for each new product based on our achievement of milestones pertaining to certain regulatory filings and the development and commercialization of products; and

(3) royalty payments based on worldwide net sales of each product and an additional royalty based on worldwide net sales and the product's cost of goods, up to a maximum specified royalty rate. We may not be able to establish additional collaborations on acceptable terms, if at all, or assure that current or future collaborations will be successful and provide adequate funding to meet our needs. Schering AG currently reimburses us for research and development expenses related to certain angiogenic gene therapy products and for certain related administrative expenses. We expect to incur increases in operating expenses over the next two years as we accelerate our research and development activities consistent with product development programs and other collaborations into which we may enter. Increases in operating expenses will include, but are not limited to, increased personnel costs, rent, supplies and other costs resulting from operating our new facilities. To the extent such costs are incurred in fields other than angiogenic gene therapy or are otherwise not reimbursable under the current arrangement with Schering AG, we intend to use proceeds from the public offering completed in July 1998 and future debt or equity financings to cover such expenses.

     Based on our business strategy, the development of non-surgical cardiovascular gene therapy products will require our continued commitment of substantial resources to conduct research, preclinical studies and clinical trials, and to augment quality control, regulatory and administrative capabilities. Our future capital requirements will depend on many factors, including the pace of scientific progress in our research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, our dependence on third parties for activities related to the development and commercialization of our potential products (including our need to establish additional collaborations and potential changes to our existing collaboration with Schering AG), the cost of third-party manufacturing arrangements and the effectiveness of our product commercialization activities. We believe that our available cash and anticipated sources of funding including Schering AG, together with the net proceeds of the public offering, would be adequate to satisfy our anticipated capital requirements through the second quarter of 2000. We expect that we will seek any additional capital needed to fund our operations through new collaborations, the extension of our existing collaboration, or through public or private equity or debt financings. We may not be able to obtain additional financing on acceptable terms if at all. Any inability to obtain additional financing could have a material adverse effect on us. In addition, so long as certain debt remains outstanding, we must obtain creditors' consents for certain additional indebtedness.

IMPACT OF THE YEAR 2000 OR Y2K

     The Y2K issue refers to the inability of certain date-sensitive computer chips, software and systems to accept other than two-digit entries in the date field. As a result, in the Year 2000, many systems could mistake "00" for 1900 or any other incorrect year, resulting in system failures or miscalculations. These failures or miscalculations could disrupt operations, including manufacturing, the processing of transactions and other normal business activities. This is a significant issue for most companies. The ramifications cannot be predicted with any degree of certainty. Our failures or the failures of any of our collaborators, clinical trial sites, suppliers or any other third parties' computers systems could have a material adverse impact on our operations.

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

     ASSESSMENT. Since we are a relatively new company, the majority of our information technology and non-information technology systems were acquired during 1998. We have purchased well-known hardware and software believed to be Y2K compliant. We do not develop or customize any key software. To further confirm the readiness of critical systems, we obtained documentation from hardware and software manufacturers. This documentation indicated that all such systems were Y2K compliant. Our main systems do not interface directly with those of third parties. We have contacted and will continue to contact key suppliers of goods and services to assess their readiness. However, we are unable to control whether our current and future collaborative partners', clinical trial sites', or suppliers' systems are Y2K compliant. The assessment phase was completed in the first quarter of 1999.

     TESTING. We tested our workstations in a Y2K environment to ensure systems perform properly. However, we do not intend to test recently purchased software and hardware that have been certified as Y2K compliant by the manufacturers. The testing phase of our Y2K evaluation was completed in the first quarter of 1999.

     COSTS TO ADDRESS OUR Y2K ISSUES. We are expensing Y2K compliance costs as incurred. We do not expect these costs to be material to our financial position or results of operations. To date the costs related to Y2K issues have been minimal, consisting only of time spent by existing personnel to review systems, obtain documentation, and carry out other procedures discussed above. We have not needed to incur capital expenditures to address Y2K problems. We expect our total cost of reviewing and obtaining Y2K compliance to be less than $25,000. This estimate is based on currently available information and will be updated if deemed necessary.

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

RISKS AND UNCERTAINTIES

RISKS RELATED TO OUR BUSINESS

OUR PRODUCTS ARE IN AN EARLY STAGE OF DEVELOPMENT AND MAY NEVER BE SUCCESSFULLY COMMERCIALIZED.

     All of our potential products are in the early stages of development. Even if they advance in development we cannot be sure that we or our partners could obtain regulatory product approvals. Before we can sell our products, we must undertake the time-consuming and costly process of developing, testing and obtaining regulatory approval for each product. To date, only one of our products, GENERX-TM-, has advanced to clinical trials. To date, regulatory authorities have not reviewed or approved any of our products.

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

WE HAVE INCURRED LOSSES SINCE INCEPTION AND MAY NEVER BE PROFITABLE.

     We formed our company in 1995 and have only a limited operating history to review in evaluating our business and prospects. We have incurred operating losses since our inception in 1995. As of March 31, 1999, our accumulated deficit was approximately $8.9 million. We expect to incur additional losses for the foreseeable future. We also expect our losses to increase as our research and development efforts and clinical trials progress.

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

WE MAY NOT HAVE ADEQUATE PROTECTION AGAINST PRODUCT LIABILITY.

     Our business exposes us to potential product liability risks that are inherent in the testing, manufacture and sale of human healthcare products. We have limited product liability insurance for our Phase 1/2 human clinical trial for GENERX(TM). As it becomes necessary, we intend to expand our insurance coverage to include clinical trials of other products under development and the manufacture and commercial sale of our potential products. We may be unable to obtain additional product liability insurance on commercially acceptable terms. Failure to obtain product liability insurance or to otherwise protect against product liability claims could prevent or delay the commercialization of our products. Without insurance or with inadequate insurance, a successful product liability claim or series of claims could adversely affect our business. In addition, a product recall could adversely affect our business.

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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     We are a development stage company with products in the early stages of development. As a result, a substantial number of statements contained in this quarterly report on Form 10-Q and the 1998 annual report on Form 10-K, including without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, may constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those discussed under the caption "Risks and Uncertainties" as well as those factors addressed in our annual report on Form 10-K filed with the Securities and Exchange Commission. Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the date hereof.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

               None

         PART II--OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a)  Not applicable.

     (b)  Not applicable.

     (c)  Not applicable.

     (d) On July 8, 1998, we offered for sale 2.2 million shares of our common stock priced at $7.25 per share, for an aggregate offering price of $15,950,000, in an initial public offering led by an underwriting group consisting of Bear, Stearns & Co. Inc., Raymond James & Associates, Inc. and Vector Securities International, Inc. The registration statement on Form S-1 filed by us with the SEC in connection with the offering (File No. 333-51029), as amended, was declared effective by the SEC on June 24, 1998. We then filed three post-effective amendments to the registration statement. On July, 2, 1998, concurrent with our filing of post-effective amendment No. 3 to the registration statement, the SEC declared our amended registration statement effective. Our net proceeds from the offering, after deducting the total expenses, were $13.0 million.

     Since the completion of the public offering in July 1998, the net offering proceeds have been applied to approximately $5.0 million in working capital and general corporate expenditures, including research and development, and approximately $1.0 to purchase machinery, equipment and leasehold improvements. Working capital and general corporate expenditures include approximately $69,000 that was paid to our general counsel firm. A partner of the general counsel firm is a member of our board of directors and is a less than 10% stockholder. Except for our payment to our general counsel firm, all of the payments indicated above were direct or indirect payments to entities or persons other than: our directors, our officers, owners of greater than 10% of any of our equity securities or our affiliates. We have temporarily invested the $7.0 million balance of the offering proceeds in cash equivalents and short-term investments. The cash equivalents consist primarily of high credit quality debt instruments of corporations and financial institutions with maturities of three months or less when purchased.

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

          27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K.

          No Reports on Form 8-K were filed during the three month period ended March 31, 1999.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned.

COLLATERAL THERAPEUTICS, INC.

Date:    April 30, 1999        \s\ Christopher J. Reinhard
                               ---------------------------------
                                   Christopher J. Reinhard
                                   Chief Operating and Financial Officer
                                   (Principal Financial and Accounting Officer)