Form 10-Q
period 1999-06-30
COLLATERAL THERAPEUTICS INC
filed 1999-07-23
CIK 1060329

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
   ---                 THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
   ---                THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from               to
                                               -------------   -----------------

                        Commission File Number 000-24505

                          COLLATERAL THERAPEUTICS, INC.
             (Exact name of Registrant as specified in its charter)

                  Delaware                              33-0661290
      (State or other jurisdiction of     (IRS Employer Identification Number)
       incorporation or organization)

11622 El Camino Real, San Diego, California               92130
  (Address of principal executive offices)              (ZIP Code)

Registrant's telephone number, including area code:     858-794-3400


Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

    Yes  X            No
        ---             ---

As of July 15, 1999, Registrant had 10,738,833 shares of its common stock outstanding.

                          COLLATERAL THERAPEUTICS, INC.


                                      INDEX

                                                                                Page No.
                                                                                --------
PART I - FINANCIAL INFORMATION
     Item 1.  Financial Statements

              Balance Sheets                                                        1

              Statements of Operations                                              2

              Statements of Cash Flows                                              3

              Notes to Financial Statements                                         4

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                         5

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk           25


PART II - OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                            25

     Item 4.  Submission of Matters to a Vote of Security Holders.                 26

     Item 6.  Exhibits and Reports on Form 8-K                                     26


Signatures                                                                         27


PART I       FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

     COLLATERAL THERAPEUTICS, INC.
     BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                      JUNE 30,                 DECEMBER 31,
                                                                                        1999                       1998
                                                                                     ------------           ------------
ASSETS                                                                               (UNAUDITED)                  (NOTE)
Current assets:
    Cash and cash equivalents                                                        $ 10,087,261           $ 14,041,777
    Short-term investments                                                              1,253,795              1,219,385
    Prepaid expenses and other current assets                                             578,537                519,848
                                                                                     ------------           ------------
Total current assets                                                                   11,919,593             15,781,010
Restricted cash - noncurrent                                                               72,600                 72,600
Property and equipment, net                                                             3,309,030              3,413,127
                                                                                     ------------           ------------
        Total Assets                                                                 $ 15,301,223           $ 19,266,737
                                                                                     ------------           ------------
                                                                                     ------------           ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                 $    339,203           $    858,819
    Accrued expenses                                                                      898,598                787,917
    Notes payable to a related party, including accrued interest                          641,263                624,385
    Note payable to bank                                                                  222,222                222,222
    Deferred revenue                                                                      134,155                164,232
                                                                                     ------------           ------------
Total current liabilities                                                               2,235,441              2,657,575

Note payable to bank                                                                      629,629                722,222

Stockholders' equity:
    Common Stock, par value $.001; 40,000,000 shares authorized; 10,730,688 and 10,521,903 shares issued and outstanding
         at June 30, 1999 and December 31, 1998, respectively                              10,731                 10,522
    Additional paid-in capital                                                         24,162,501             24,124,429
    Deferred compensation                                                                (596,838)              (986,062)
    Note receivable secured by common stock                                              (172,500)              (165,000)
    Accumulated other comprehensive loss                                                   (3,257)                (4,487)
    Accumulated deficit                                                               (10,964,484)            (7,092,462)
                                                                                     ------------           ------------
Total stockholders' equity                                                             12,436,153             15,886,940
                                                                                     ------------           ------------
        Total Liabilities and Stockholders' Equity                                   $ 15,301,223           $ 19,266,737
                                                                                     ------------           ------------
                                                                                     ------------           ------------

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

      COLLATERAL THERAPEUTICS, INC.
      STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         JUNE 30,                           JUNE 30,
                                                 1999                1998           1999                1998
                                            ------------      ------------      ------------      ------------
                                                     (UNAUDITED)                           (UNAUDITED)
Revenues under collaborative
   research and development
   agreement with a related party           $  1,920,238      $  1,228,983      $  3,643,057      $  2,218,361

Expenses:
   Research and development                    2,740,237         1,736,606         5,052,678         3,191,221
   General and administrative                  1,337,399           760,554         2,706,412         1,519,813
                                            ------------      ------------      ------------      ------------
Total operating expenses                       4,077,636         2,497,160         7,759,090         4,711,034
                                            ------------      ------------      ------------      ------------
Loss from operations                          (2,157,398)       (1,268,177)       (4,116,033)       (2,492,673)
Interest income                                  137,953            87,656           303,741           178,712
Interest expense                                 (28,684)          (10,754)          (59,730)          (20,686)
                                            ------------      ------------      ------------      ------------
Net loss                                    $ (2,048,129)     $ (1,191,275)     $ (3,872,022)     $ (2,334,647)
                                            ------------      ------------      ------------      ------------
                                            ------------      ------------      ------------      ------------

Net loss per share (basic and diluted)      $      (0.19)     $      (0.21)     $      (0.37)     $      (0.42)
                                            ------------      ------------      ------------      ------------
                                            ------------      ------------      ------------      ------------

Weighted average shares used in
   computing net loss per share
   (Basic and diluted)                        10,630,233         5,650,938        10,574,292         5,527,187
                                            ------------      ------------      ------------      ------------
                                            ------------      ------------      ------------      ------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

     COLLATERAL THERAPEUTICS, INC.
     STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                   1999                   1998
                                                               ------------           ------------
                                                                           (UNAUDITED)
OPERATING ACTIVITIES:
   Net loss                                                    $ (3,872,022)          $ (2,334,647)
   Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
      Depreciation and amortization                                 421,462                 94,911
      Amortization of deferred compensation                         335,419                583,805
      Changes in operating assets and liabilities:
         Milestone receivable from a related party                        -              2,000,000
         Prepaid expenses and other current assets                  (58,689)              (378,416)
         Accounts payable and accrued expenses                     (392,057)             1,316,387
         Deferred revenue                                           (30,077)               293,139
         Restricted cash                                                  -               (672,600)
      Other                                                           3,552                 (7,500)
                                                               ------------           ------------
Net cash provided by (used for) operating activities             (3,592,412)               895,079
                                                               ------------           ------------

INVESTING ACTIVITIES:
   Proceeds from maturities of short-term investments               461,000                      -
   Purchases of short-term investments                             (505,232)                     -
   Purchases of property and equipment                             (317,364)            (1,713,577)
                                                               ------------           ------------
Net cash used for investing activities                             (361,596)            (1,713,577)
                                                               ------------           ------------

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                            92,085                      -
   Payments on note payable to bank                                 (92,593)                     -
   Deferred public offering costs                                         -             (1,454,851)
                                                               ------------           ------------
Net cash used for financing activities                                 (508)            (1,454,851)
                                                               ------------           ------------

Net decrease in cash and cash equivalents                        (3,954,516)            (2,273,349)

Cash and cash equivalents at beginning of period                 14,041,777              5,605,361
                                                               ------------           ------------
Cash and cash equivalents at end of period                     $ 10,087,261           $  3,332,012
                                                               ------------           ------------
                                                               ------------           ------------

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

INTERIM FINANCIAL STATEMENTS

         The balance sheet as of June 30, 1999, the statements of operations for the three and six months ended June 30, 1999 and 1998 and the statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results to be expected for the full year. As these are condensed financial statements, you should also read the financial statements and footnotes contained in our latest Form 10-K.

RECLASSIFICATIONS

         Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

2.  COMPREHENSIVE LOSS

         Total comprehensive loss was $2,050,180 and $3,870,792 for the three and six months ended June 30, 1999 and $1,191,275 and $2,334,647 for the three and six months June 30, 1998.

3.  NET LOSS PER SHARE

         Recent interpretations by the SEC have altered the treatment of preferred stock previously included in computing certain earnings per share data in periods prior to our initial public offering, completed in July 1998. We previously considered preferred stock, which converted into common stock upon completion of the public offering, as outstanding from the date of original issuance ("as-if converted method") in computing earnings (loss) per share. To conform with the recent interpretations, we have revised our calculation of earnings (loss) per share for all pre-offering periods to exclude the impact of preferred shares.

         When we filed our Post-Effective Amendment No. 3 to Form S-1 with the SEC on July 2, 1998, we followed the then-current SEC interpretations for the treatment of preferred stock in presenting pro forma net loss per share (basic and diluted) on the Statements of Operations. For comparative purposes, the schedule below presents the net loss per share (basic and diluted) for the three and six months ended June 30, 1999 and 1998 and the pro forma net loss per share for the three and six months ended June 30, 1998, under the as-if converted method.



                                                           THREE MONTHS ENDED                              SIX MONTHS ENDED
                                                                JUNE 30,                                       JUNE 30,
                                                   -----------------------------------           ---------------------------------
                                                       1999                   1998                    1999                1998
                                                   ------------           ------------           ------------         ------------
                                                                           PRO FORMA                                    PRO FORMA
Net loss .......................................   $ (2,048,129)          $ (1,191,275)          $ (3,872,022)        $ (2,334,647)
Weighted average shares of common stock
  outstanding and shares used in
  computing net loss per share (basic and
  diluted) .....................................     10,630,233              5,650,938             10,574,292            5,527,187
                                                   ------------           ------------           ------------         ------------
Net loss per share (basic and diluted) .........   $      (0.19)          $      (0.21)          $      (0.37)        $      (0.42)
                                                   ------------           ------------           ------------         ------------
                                                   ------------           ------------           ------------         ------------
Pro forma adjustment to reflect the
  effect of the assumed conversion of
  preferred stock ..............................              -              2,320,926                      -            2,320,926
                                                   ------------           ------------           ------------         ------------
Shares used in computing pro forma net
  loss per share (basic and diluted) ...........     10,630,233              7,971,864             10,574,292            7,848,113
                                                   ------------           ------------           ------------         ------------
Pro forma net loss per share
   (basic and diluted) .........................   $      (0.19)          $      (0.15)          $      (0.37)        $      (0.30)
                                                   ------------           ------------           ------------         ------------
                                                   ------------           ------------           ------------         ------------

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

         This collaboration has been structured to provide us with financial resources and product development support to enable us to determine the safety and efficacy of particular angiogenic gene therapy products. However, the timing and amounts of such payments cannot be predicted with certainty and may not occur if product development milestones are not achieved. Schering AG has the unilateral right to terminate this agreement on 60 days prior written notice to us. Upon such notice, Schering AG is required to pay us a termination fee. In addition, Schering AG has agreed to provide us with copies of all investigational new drug applications or any other such submissions that had been filed by Schering AG with all regulatory health authorities with respect to products covered under the Schering agreement, and to allow us to reference such documents.

         Our revenue to date is primarily attributable to our collaboration with Schering AG. Under this collaboration, we received aggregate research funding of $16.5 million from May 1996 through June 30, 1999, which included $2.0 million for the achievement of a milestone relating to the development of GENERX-TM- and $0.1 million which was recorded as deferred revenue as of June 30, 1999. From our incorporation in 1995 through June 30, 1999, collaboration revenues for ongoing research support and related operating expenses have trended upward due to accelerated research and development efforts as we have broadened our research in the field of angiogenic gene therapy to include two additional angiogenic gene therapy products, GENEVX-TM- and GENVASCOR-TM-.

         Since inception, we have also conducted research in the area of non-surgical cardiovascular gene therapy that is not funded by our collaboration with Schering AG. Accordingly, our operating expenses have exceeded revenues each year. Losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies in the area of non-surgical cardiovascular gene therapy and from administrative costs required to support our efforts, to the extent our costs were not covered by the Schering AG collaboration. Losses have totaled $11.0 million over the four years since our inception.

         Our losses through June 30, 1999 have been primarily funded by our initial public offering, the private sale of equity securities and receipt of loans. Our ability to achieve profitability is dependent on our ability to successfully develop our products and then successfully market our products through current or future collaborative partners. We may never achieve profitability or if we do it might not be on a sustained basis.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         Our collaborative revenue was $1.9 million and $1.2 million for the three months ended June 30, 1999 and 1998, respectively. All revenue was derived from our research and development agreement with Schering AG. The increase in revenue was due to increased costs reimbursable to us under this agreement associated with accelerated research and development activities.

         Research and development expenses for the three months ended June 30, 1999 were $2.7 million compared to $1.7 million for the three months ended June 30, 1998. Higher research and development expenses were primarily due to increased use of outside research institutions and consultants, increased expenses associated with additional personnel and increased expenses for operations of our new preclinical research center. This increase was partially offset by lower technology access fees and lower amortization of deferred compensation related to stock options.

         General and administrative expenses were $1.3 million for the three months ended June 30, 1999 compared to $0.8 million for the three months ended June 30, 1998. General and administrative expenses rose primarily due to higher costs associated with investor relations materials, increased costs related to our new corporate facilities, increased expenses for personnel to support expanded research efforts and costs associated with being a public company.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         Our collaborative revenue was $3.6 million and $2.2 million for the six months ended June 30, 1999 and 1998, respectively. All revenue was derived from our research and development agreement with Schering AG. The increase in revenue was due to increased costs reimbursable to us under such agreement associated with accelerated research and development activities.

         Research and development expenses for the six months ended June 30, 1999 rose to $5.1 million from $3.2 million for the six months ended June 30, 1998. Higher research and development expenses were primarily due to increased expenses associated with additional personnel, increased expenses for operations of our new preclinical research center and increased use of outside research institutions and consultants.

         General and administrative expenses were $2.7 million for the six months ended June 30, 1999 compared to $1.5 million for the six months ended June 30, 1998. This increase was primarily due to higher costs associated with investor relations materials, increased expenses for personnel to support expanded research efforts, increased costs related to our new corporate facilities and costs associated with being a public company.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through June 30, 1999, we have financed our operations primarily through public and private offerings of equity securities, collaborative research revenue and loans from Schering AG, a bank loan and interest income. During this period, we raised $13.0 million in net proceeds from our initial public offering of 2.2 million shares of our common stock, an aggregate of

$10.3 million through private sales of equity securities and receipt of loans, including $5.7 million in equity investments and $500,000 in loans from Schering AG, $3.1 million in equity provided by other private investors, and $1.0 million borrowed from a bank. We are making monthly principal payments of $18,500 plus interest on the bank loan. These payments extend through April 2003. The loan bears interest at prime plus 1.25% (9% at June 30, 1999) and is secured by equipment and furniture. The loan is subject to certain covenants including minimum working capital levels and the requirement that we must obtain the lender's consent for certain additional indebtedness. The $500,000 in loans from Schering AG consists of two promissory notes issued in 1995 to fund operations. The notes bear interest at 1% below the prime rate (6.75% at June 30, 1999). The notes are secured by our assets, except for equipment and furniture pledged on a first priority basis under our bank loan. Principal and interest on these notes are due and payable upon demand.

         At June 30, 1999, cash and cash equivalents and short-term investments were $11.3 million compared to $15.3 million at December 31, 1998. Decreases in cash, cash equivalents and short-term investments were primarily due to research and development expenses and general and administrative expenses not funded under our collaboration with Schering AG. We generally invest excess cash in high credit quality debt instruments of corporations and financial institutions. Working capital decreased by $3.4 million to $9.7 million for the six months ended June 30, 1999 primarily due to the net loss for this period.

         We have entered into certain technology license agreements related to our portfolio covering methods of gene therapy, therapeutic genes, and gene delivery vectors. To retain certain licensing rights under these cancelable agreements, we anticipate that we may be required to make aggregate payments of approximately $1.2 million through 2000.

         Our core technologies are focused on the development of non-surgical cardiovascular gene therapy products that promote angiogenesis, enhance myocardial adrenergic signaling or promote heart muscle regeneration. We have in-licensed certain technology covering proprietary methods of gene therapy and a portfolio of therapeutic genes for use with our methods of gene therapy. We have currently designated one gene, fibroblast growth factor-4, licensed from New York University, for use in the development of two angiogenic gene therapy products: (1) GENERX-TM-, a non-surgical angiogenic gene therapy product as a treatment for patients with stable exertional angina due to coronary artery disease, and (2) GENVASCOR-TM-, a non-surgical angiogenic gene therapy treatment for patients with peripheral vascular disease. These are the only angiogenic gene therapy products currently in development by us for which a specific gene has been designated. Upon any successful commercialization of these two angiogenic gene therapy products using this designated gene, the total financial milestone obligations, licensing fees and other related amounts payable by us under license agreements with New York University, covering the use of the fibroblast growth factor-4 gene, and the University of California, covering certain technology relating to methods of gene therapy, could total up to $5.0 million. This amount includes $1.2 million which we have paid through June 30, 1999. In addition, upon any successful commercialization of such products, we would be required to make, under the license agreements, royalty payments on worldwide net sales of products that utilize such gene. However, we may, in our sole discretion, change the designated gene at any time.

         In addition to GENERX-TM- and GENVASCOR-TM-, we have two other non-surgical angiogenic gene therapy products, GENEVX-TM- and GENECOR-TM-, which are progressing through our pre-clinical research. The angiogenic genes to be designated by us for use in development of GENEVX-TM- and GENECOR-TM-will not be finalized until we have progressed further in our evaluation process. We are also developing a gene therapy product, CORGENIC-TM-, based on our myocardial adrenergic signaling technology. Based on our current agreements covering in-licensed technology, if our non-surgical cardiovascular gene therapy products are successfully commercialized, our total financial obligations pursuant to licensing agreements with respect to all five of our products which are currently beyond the research stage could range from between $6.9 million to $8.2 million, of which $3.0 million has been paid through June 30, 1999. Our financial obligations will vary depending on the selections of therapeutic genes for use in our angiogenic gene therapy products. However, such amounts could be significantly increased or decreased depending on the outcome of our research and commercialization activities pursuant to the collaboration with Schering AG and/or the outcome of our internally-funded research. In addition, we would be required to pay a royalty on worldwide net sales of products that utilize in-licensed technology. The information set forth above with respect to potential fees payable by us for in-licensed technology involves many variables and is subject to a high degree of potential variation. We may also be required to obtain license rights to other methods of gene therapy, therapeutic genes and/or vectors based on our product development and commercialization requirements.

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

         Based on our business strategy, the development of non-surgical cardiovascular gene therapy products will require our continued commitment of substantial resources to conduct research, preclinical studies and clinical trials, and to augment quality control, regulatory and administrative capabilities. Our future capital requirements will depend on many factors, including the pace of scientific progress in our research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, our dependence on third parties for activities related to the development and commercialization of our potential products (including our need to establish additional collaborations and potential changes to our existing collaboration with Schering AG), the cost of third-party manufacturing arrangements and the effectiveness of our product commercialization activities. We believe that our available cash and anticipated sources of funding including Schering AG, together with the net proceeds of the public offering, will be adequate to satisfy our anticipated capital requirements through the second quarter of 2000. We expect that we will seek any additional capital needed to fund our operations through new collaborations, the extension of our existing collaboration, or through public or private equity or debt financings. We may not be able to obtain additional financing on acceptable terms if at all. Any inability to obtain additional financing could have a material adverse effect on us. In addition, so long as certain debt remains outstanding, we must obtain creditors' consents for certain additional indebtedness.

IMPACT OF THE YEAR 2000 OR Y2K

         The Y2K issue refers to the inability of date-sensitive computer chips, software and systems to accept other than two-digit entries in the date field. As a result, in the Year 2000, many systems could mistake "00" for 1900 or any other incorrect year, resulting in system failures or miscalculations. These failures or miscalculations could disrupt operations, including manufacturing, the processing of transactions and other normal business activities. This is a significant issue for most, if not all companies. The ramifications cannot be predicted with any degree of certainty. Our failures or the failures of any of our collaborators', clinical trial sites', suppliers' or any other third parties' computers systems could have a material adverse impact on our operations.

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

         TESTING. In the first quarter of 1999, we completed testing our workstations in a Y2K environment to ensure systems perform properly. However, we do not intend to test recently purchased software and hardware that have been certified as Y2K compliant by the manufacturers.

         COSTS TO ADDRESS OUR Y2K ISSUES. We are expensing Y2K compliance costs as incurred. We do not expect these costs to be material to our financial position or results of operations. To date the costs related to Y2K issues have been minimal, consisting only of time spent by existing personnel to review systems, to obtain documentation, and to carry out other procedures discussed above. We have not needed to incur capital expenditures to address Y2K problems. We expect our total cost of reviewing and achieving Y2K compliance to be less than $25,000 most of which has been incurred to date. This estimate is based on currently available information and will be updated as we continue our assessment of third party relationships, and proceed with implementation and design contingency plans.

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

RISKS AND UNCERTAINTIES

RISKS RELATED TO OUR BUSINESS

ALL OF OUR PRODUCTS ARE IN AN EARLY STAGE OF DEVELOPMENT AND MAY NEVER BE SUCCESSFULLY COMMERCIALIZED WHICH WOULD HAVE AN ADVERSE IMPACT ON YOUR INVESTMENT AND OUR BUSINESS.

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

         After developing, testing and obtaining regulatory product approval, we, alone or with others, must market and sell our products to achieve profitable operations. We do not expect our products to be available for sale for a number of years, if at all. There are many reasons that we may fail in our efforts to develop our products, including the possibility that:

         - our products will be ineffective, toxic or will not receive regulatory clearances;

         - our products will be too expensive to manufacture or market or will not achieve broad market acceptance;

         - others will hold proprietary rights that will prevent us from marketing our products; or

         -  others will market equivalent or superior products.

         The success of our business depends on our ability to successfully develop and market our products.

OUR PRODUCTS MAY NOT SUCCESSFULLY COMPLETE CLINICAL TRIALS REQUIRED FOR COMMERCIALIZATION.

         IF OUR PRODUCT CANDIDATES DO NOT SUCCESSFULLY COMPLETE THE CLINICAL TRIAL PROCESS, WE WILL NOT BE ABLE TO MARKET THEM. We cannot be certain that we will successfully complete clinical trials necessary to receive regulatory product approvals. This process is lengthy and expensive. To obtain regulatory approvals, we must demonstrate through preclinical studies and clinical trials that our products are safe and effective for use in at least one medical indication. Promising results in preclinical studies and initial clinical trials do not ensure successful results in later clinical trials, which test broader human use of our products. Many companies in our industry have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials. Clinical trials may not result in a marketable product.

         Many factors may adversely affect clinical trials. For example, clinical trials are often conducted with patients who have the most advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse conditions for reasons that may not be related to the proposed product being tested. These reactions may nevertheless adversely affect our clinical trial results and our business.

         In addition, our ability to complete clinical trials depends on many factors, including obtaining adequate clinical supplies and having a sufficient rate of patient recruitment. For example, patient recruitment is a function of many factors, including:

         -  the size of the patient population,

         -  the proximity of patients to clinical sites, and

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

         OUR COLLABORATORS MAY CONTROL ASPECTS OF OUR CLINICAL TRIALS WHICH COULD RESULT IN DELAYS OR OTHER OBSTACLES TO THE COMMERCIALIZATION OF THESE PRODUCTS. Our collaborative partners may have or acquire rights to control aspects of our product development and clinical programs. For example, Schering AG has rights to control the planning and implementation of product development and clinical programs related to angiogenic gene therapy products. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate.

         OUR PRODUCTS MAY HAVE UNACCEPTABLE SIDE EFFECTS WHICH COULD DELAY OR PREVENT PRODUCT APPROVAL. Possible side effects of gene therapy technologies may be serious and life-threatening. The occurrence of any unacceptable side effects during or after preclinical and clinical testing of our potential products could delay approval of our products and adversely affect our business. For example, possible serious side effects of viral vector-based gene transfer include viral infections resulting from contamination with replication-competent viruses and inflammation or other injury to the heart or other parts of the body. In addition, the development of cancer in a patient is a possible side effect of all methods of gene transfer. Furthermore, there is a possibility of side effects or decreased effectiveness associated with an immune response toward any viral vector or gene used in gene therapy. The possibility of such response may increase if there is a need to deliver the viral vector more than once.

WE HAVE INCURRED LOSSES SINCE INCEPTION AND MAY NEVER BE PROFITABLE.

         We formed our company in 1995 and have only a limited operating history to review in evaluating our business and prospects. We have incurred operating losses since our inception in 1995. As of June 30, 1999, our accumulated deficit was approximately $11.0 million. We expect to incur additional losses for the foreseeable future. We also expect our losses to increase as our research and development efforts and clinical trials progress.

         Our revenues to date have consisted of payments under our collaborative arrangements and interest income. To date, we have not generated any revenue from product sales. We do not expect to generate any revenue from our products for a number of years, if at all. If we, alone or with our collaborators, do not successfully develop, manufacture and commercialize our products, we may never achieve profitability. Even if we do achieve profitability, we cannot predict the level of such profitability.

RISKS RELATED TO PATENTS AND PROPRIETARY INFORMATION.

         IF OUR PRODUCTS ARE NOT EFFECTIVELY PROTECTED BY VALID ISSUED PATENTS OR IF WE ARE NOT OTHERWISE ABLE TO PROTECT OUR PROPRIETARY INFORMATION IT COULD HARM OUR BUSINESS. Our business success will depend in part on our ability and that of our licensors to:

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

         IF WE ARE NOT ABLE TO MAINTAIN ADEQUATE PATENT PROTECTION FOR OUR PRODUCTS, WE MAY BE UNABLE TO PREVENT OTHER COMPANIES FROM USING OUR TECHNOLOGY IN COMPETITIVE PRODUCTS. We cannot be certain that we or our collaborators will have adequate patent protection for our products. To date, we have exclusively licensed specific rights covered by two issued U.S. patents. We have also filed or have licensed rights to more than 10 currently pending patent applications in the U.S. relating to our technology, as well as various foreign counterparts of these applications. We intend to continue filing applications for patents covering our methods of gene therapy, therapeutic genes and gene delivery vectors. We cannot be certain that patents will issue from any of these applications. Even if patents are issued to us or to our licensors, these patents may be challenged, held unenforceable, invalidated or circumvented. In addition, the rights granted may provide insufficient proprietary protection or commercial advantage.

         The patent positions of pharmaceutical and biotechnology companies, including our own, are often uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before, and in some cases after, a patent is issued. We do not know whether any patent applications will result in the issuance of patents. If any patents are issued, we do not know whether the patents will be subjected to further proceedings limiting their scope, whether they will provide significant proprietary protection or will be held unenforceable, circumvented or invalidated. Patent applications in the U.S. are maintained in secrecy until patents issue. Patent applications in other countries generally are not published until up to 18 months after they are first filed. Further, publication of discoveries in scientific or patent literature often lags behind actual discoveries. As a result, we cannot be certain that we were or any licensor was the first creator of inventions covered by our patents or applications or that we were or our licensor was the first to file such patent applications. Changes in patent laws may also adversely affect the scope of our patent protection and our operations.

         A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. A conflict could limit the scope of the patents, if any, that we may be able to obtain or result in denial of our or our licensors' patent applications. In addition, if patents that cover our activities are issued to other companies, we cannot be sure that we could develop or obtain alternative technology.

         In addition, some of our products rely on patented inventions developed using U.S. government resources. The U.S. government retains rights in such patents, and may choose to exercise its rights.

         WE MAY BE SUBJECT TO COSTLY CLAIMS AND IF WE ARE UNSUCCESSFUL IN RESOLVING CONFLICTS REGARDING PATENT RIGHTS, WE MAY BE PREVENTED FROM DEVELOPING OR COMMERCIALIZING OUR PRODUCTS. Numerous patent applications and patents related to our business could result in third party claims against us. As the biotechnology industry expands and more patents are issued, the risk increases that our processes and potential products may give rise to claims that they infringe on the patents of others. Others could bring legal actions against us claiming damages and seeking to stop clinical testing, manufacturing and marketing of the affected product or use of the affected process. Litigation may be necessary to enforce our proprietary rights or to determine the enforceability, scope and validity of proprietary rights of others. If we become involved in litigation, it could be costly and divert our efforts and resources. In addition, if any of our competitors file patent applications in the U.S. claiming technology also invented by us, we may need to participate in interference proceedings held by the U.S. Patent and Trademark Office to determine priority of invention and the right to a patent for the technology. Like litigation, interference proceedings can be lengthy and often result in substantial costs and diversion of resources.

         If there were an adverse outcome of any litigation or interference proceeding we could have potential liability for significant damages. In addition, we could be required to obtain a license to continue to make or market the affected product or use the affected process. Costs of a license may be substantial and could include ongoing royalties. We may not be able to obtain such a license on acceptable terms.

         WE MAY NOT HAVE ADEQUATE PROTECTION FOR OUR UNPATENTED PROPRIETARY INFORMATION WHICH COULD ADVERSELY AFFECT OUR COMPETITIVE POSITION. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. However, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. To protect our trade secrets, we require confidentiality agreements upon beginning employment, consulting or collaboration with us. Agreements with employees also provide that all inventions resulting from work performed by them while in our employ will be our exclusive property. However, these agreements may not provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information. Likewise, our trade secrets or know-how may become known through other means or be independently discovered by our competitors. Any of these events could adversely affect our business.

RISKS RELATED TO OUR RELIANCE ON COLLABORATIVE RELATIONSHIPS AND LICENSING ARRANGEMENTS.

         WE MAY NOT BE ABLE TO SUCCESSFULLY ESTABLISH AND MAINTAIN COLLABORATIVE AND LICENSING ARRANGEMENTS WHICH COULD HINDER OR PREVENT OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR POTENTIAL PRODUCTS. Our strategy for the development, testing, manufacturing and commercialization of our potential products relies on our establishing and maintaining collaborations with corporate partners, licensors, licensees and others. At present we have a collaboration with Schering AG in the area of angiogenic gene therapy. We may not be able to maintain or expand this collaboration or establish additional collaborations or licensing arrangements necessary to develop and commercialize potential products based on our technology. If we are successful in establishing additional collaborations or licensing arrangements, they may not be on favorable terms. Any failure to enter into additional collaborative or licensing arrangements on favorable terms would adversely affect our business. The development programs contemplated by the collaborations or licensing arrangements also may not ultimately be successful.

         Under our current strategy, and for the foreseeable future, we will rely on our collaborative partners to develop and/or market our products. As a result, we will depend on collaborators to perform the following activities:

         -   fund preclinical studies,

         -   fund clinical development,

         -   obtain regulatory approval, and

         -   manufacture and market any successfully developed products.

         IF WE ARE NOT ABLE TO CONTROL THE AMOUNT AND TIMING OF RESOURCES OUR CURRENT AND FUTURE COLLABORATORS DEVOTE TO OUR PROGRAMS OR POTENTIAL PRODUCTS, OUR PRODUCT DEVELOPMENT COULD BE DELAYED OR TERMINATED, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS. Our collaborators may have significant discretion over whether or not to pursue development activities with us. We also cannot be certain that our collaborators will not pursue alternative technologies, on their own or with others, to develop competitive gene therapy products. If our collaborators develop competitive products, they may withdraw support for our programs. Our collaborative partners also may breach or terminate our agreements or otherwise fail to conduct their collaborative activities successfully. As a result, our product development could be delayed or terminated, which would adversely affect our business. In addition, revenues we receive from marketed products under our collaborations may depend on the marketing and sales efforts of our collaborators.

         Disputes may arise with our collaborators about who has ownership rights to any technology developed. These disputes could have the following results:

         - delay achievement of milestones or receipt of milestone payments,

         - adversely affect collaborative research, development and commercialization of potential products, or

         -  lead to litigation or arbitration.

Any of these results could be time consuming, expensive and adversely affect our business.

         IF SCHERING TERMINATES OUR COLLABORATION AGREEMENT OR DEVELOPMENT PROGRAMS, WE MAY NOT BE ABLE TO DEVELOP OUR PRODUCTS ON COMMERCIALLY REASONABLE TERMS, IF AT ALL. We have entered into a research and development collaboration with Schering AG in the field of angiogenic gene therapy. Under this agreement, Schering AG has the following rights that could adversely affect the development of potential products under our collaboration:

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

IF WE NEED ADDITIONAL FUNDS AND ARE UNABLE TO RAISE THEM, WE WOULD HAVE TO CURTAIL OR CEASE OPERATIONS.

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

         -  the cost of manufacturing, and

         -  the effectiveness of our commercialization activities.

         We believe that our cash and anticipated sources of funding, including Schering AG, the net proceeds of our initial public offering and future debt or equity financings will be adequate to satisfy our anticipated capital needs through the second quarter of 2000. We intend to seek any additional capital needed to fund our operations through new collaborations, the extension of our existing collaboration or through private or public equity or debt financings. However, additional financing may not be available on acceptable terms or at all.

IF OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, IT COULD MATERIALLY ADVERSELY AFFECT YOUR INVESTMENT AND OUR BUSINESS.

         We expect that our operating results will fluctuate from quarter to quarter based on when we incur expenses and receive revenues from our collaborative arrangements and other sources. We believe that some of these fluctuations may be significant. The level of funding by Schering AG may vary or they may withdraw funding altogether from one or more of our products. If Schering AG were to withdraw funding, it could have a material adverse affect on our business.

WE DEPEND ON THIRD-PARTY MANUFACTURERS OR COLLABORATORS TO MANUFACTURE OUR PRODUCTS WHICH MAY DELAY OR IMPAIR OUR ABILITY TO DEVELOP AND COMMERCIALIZE PRODUCTS ON A TIMELY AND COMPETITIVE BASIS OR ADVERSELY AFFECT OUR POTENTIAL FUTURE PROFITABILITY.

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

         Further, our manufacturers may experience a variety of problems in manufacturing our products, including:

         - an inability to manufacture commercial quantities of our products on a cost-effective basis,


         - non-compliance with Good Manufacturing Practices mandated by the FDA or by any foreign regulatory authority,


         -  manufacturing or quality control problems, or


         - an inability to obtain or maintain the governmental licenses and approvals required to manufacture our products.


WE WILL NEED TO RELY ON THIRD PARTIES TO MARKET, SELL AND DISTRIBUTE OUR PRODUCTS AND THOSE THIRD PARTIES MAY NOT PERFORM SUCCESSFULLY.

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

OUR PRODUCTS MAY NOT BE COMMERCIALLY SUCCESSFUL BECAUSE PHYSICIANS AND PATIENTS MAY NOT ACCEPT THEM.

          Our success will depend on the market acceptance of our products. Failure to achieve or maintain significant market acceptance would adversely affect our business. The degree of market acceptance will depend upon a number of factors, including:

         -  the receipt and scope of regulatory approval,

         - the establishment and demonstration in the medical community of the safety and effectiveness of our products and their potential advantages over other treatments, and

         -  reimbursement policies of government and healthcare payors.

         In the past, parts of the medical community have been concerned with the potential safety and effectiveness of gene therapy products derived from disease-causing viruses, such as adenoviruses, which we use in our proposed gene therapy products. Physicians, patients, payors or the medical community in general may not accept our products as safe or may not use any product that we may develop.

         IF WE ARE NOT ABLE TO ATTRACT AND RETAIN KEY PERSONNEL AND ADVISORS, IT MAY ADVERSELY AFFECT OUR ABILITY TO OBTAIN FINANCING OR DEVELOP OUR PRODUCTS. Our success depends on the key members of our scientific and management staff. The loss of one or more of these key members could impede our development objectives. We do not have employment agreements with our scientific or management staff. Certain key scientific staff members have entered into scientific advisory consulting agreements with us. However, these agreements may be terminated at any time by either party.

         Our future success also depends on recruiting additional qualified management, operations and scientific personnel. To pursue our research and development programs, we will need to hire additional qualified scientists and managers. There is intense competition for these qualified personnel among numerous pharmaceutical and biotechnology companies, universities and other research institutions. We may not be able to continue to attract and retain the personnel necessary to develop our business. Any failure to attract and retain key personnel could adversely affect our business.

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

IF WE BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS, IT MAY RESULT IN REDUCED DEMAND FOR OUR PRODUCTS OR DAMAGES THAT EXCEED OUR INSURANCE LIMITATIONS.

          Our business exposes us to potential product liability risks that are inherent in the testing, manufacture and sale of human healthcare products. We have some product liability insurance for our Phase 1/2 human clinical trial for GENERX-TM-. As it becomes necessary, we intend to expand our insurance coverage to include clinical trials of other products under development and the manufacture and commercial sale of our potential products. We may be unable to obtain additional product liability insurance on commercially acceptable terms. Failure to obtain product liability insurance or to otherwise protect against product liability claims could prevent or delay the commercialization of our products. If we do not have insurance or adequate insurance, a successful product liability claim or series of claims could adversely affect our business. In addition, a product recall could adversely affect our business.

WE MAY INCUR SUBSTANTIAL COSTS RELATED TO OUR USE OF HAZARDOUS MATERIALS.

         We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials. Although we believe that our activities currently comply with these laws and regulations, the risk of contamination or injury still exists. For example, if an accident occurs we could be responsible for any damages and the amount of the damages could exceed our resources. In addition, we may incur significant costs to comply with environmental laws and regulations in the future.

OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT FLUCTUATIONS WHICH COULD ADVERSELY AFFECT OUR ABILITY TO RAISE ADDITIONAL CAPITAL WHICH COULD IN TURN DELAY COMMERCIALIZATION OF OUR PRODUCTS.

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

         -  litigation, or

         -  public perception regarding the safety of our products.

         -  securities analysts' expectations.

         Since our common stock is thinly traded, its price can also fluctuate significantly as a result of large stock transactions.

OUR CHARTER AND BYLAWS CONTAIN PROVISIONS THAT MAY PREVENT TRANSACTIONS THAT COULD BE BENEFICIAL TO STOCKHOLDERS.

         Our charter and bylaws restrict how our stockholders can act to affect us. For example:

         - Our stockholders can only act at a duly called annual or special meeting and they may not act by written consent;


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


         Some of these restrictions can only be amended by a super-majority vote of members of the board and/or the stockholders. These and other provisions of our charter and bylaws, as well as provisions of Delaware law, could prevent changes in our management and discourage, delay or prevent a merger, tender offer or proxy contest, even if the events could be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay for our stock.

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

RISKS RELATED TO OUR INDUSTRY

         WE FACE INTENSE COMPETITION IN OUR INDUSTRY WHICH COULD RENDER OUR POTENTIAL PRODUCTS LESS COMPETITIVE OR OBSOLETE AND COULD HARM OUR COMPETITIVE POSITION. In light of the intense competition in our industry, we may not successfully manufacture and market any potential products. We compete with several different types of entities, including early-stage gene therapy companies, fully integrated pharmaceutical companies, universities, research institutions, governmental agencies and other healthcare providers, as well as medical device companies.

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

         In addition, the competitive positions of other early stage companies may be enhanced significantly through their collaborative arrangements with large pharmaceutical companies, biotechnology companies or academic institutions, which may be more beneficial than our collaborative arrangements. Our competitors may succeed in developing, obtaining patent protection for, receiving regulatory approvals for, or commercializing products at a more rapid pace. If we are successful in commercializing our products, we will be required to compete with respect to manufacturing efficiency and marketing capabilities, areas in which we have no experience.

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

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION IN OUR INDUSTRY AND MAY FAIL TO RECEIVE REGULATORY APPROVAL WHICH COULD PREVENT OR DELAY THE COMMERCIALIZATION OF OUR PRODUCTS.

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

IF THE COST OF OUR PRODUCTS IS NOT REIMBURSED BY THIRD PARTIES, IT COULD HARM OUR COMMERCIAL SUCCESS.

         Our commercial success will depend heavily upon whether consumers will be reimbursed for the use of our products. Third-party payors, such as government and private insurance plans, may not authorize or otherwise budget reimbursement for our products. Additionally, third-party payors, including Medicare, are increasingly challenging the prices charged for medical products and services. We may be required to provide substantial cost-benefit data to demonstrate that our products are cost-effective. Third-party payors may not pay the prices set for our products or reimburse consumers for the use of our products. Federal and state regulations also affect the reimbursement to healthcare providers of fees and capital equipment costs in connection with medical treatment.

HEALTHCARE REFORM MEASURES ARE UNCERTAIN AND MAY ADVERSELY IMPACT THE COMMERCIALIZATION OF OUR PRODUCTS.

         The efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect our business and financial condition as a biotechnology company. In foreign markets, pricing or profitability of medical products and services may be subject to government control. In the U.S., we expect that there will continue to be federal and state proposals for government control of pricing and profitability. In addition, increasing emphasis on managed healthcare has increased pressure on pricing of medical products and will continue to do so. These cost controls may have a material adverse effect on our revenues and profitability and may affect our ability to raise additional capital. Cost control initiatives could also adversely affect our business in a number of ways, including:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of June 30, 1999, we had cash and cash equivalents and short-term investments of $11.3 million. We invest our excess cash and short term investments in high credit quality debt instruments of corporations and financial institutions. These investments are not held for trading or other speculative purposes. Generally, our investments mature in less than a year. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

         At June 30, 1999, we had an outstanding bank loan of $0.9 million. This loan bears interest at prime plus 1.25% (9% at June 30, 1999). We pay monthly principal payments of $18,500 plus interest on the bank loan; these payments extend through April 2003. We also had outstanding $500,000 in loans from Schering AG. These loans bear interest at 1% below the prime rate (6.75% at June 30, 1999). Principal and interest on these loans are due and payable upon demand. Changes in interest rates affect the interest expense we pay on these loans and, therefore, impact our cash flows and results of operations.

         We are not exposed to risks for changes in foreign currency exchange rates, commodity prices, or any other market rates.

PART II--OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.


         (a)  Not applicable.


         (b)  Not applicable.


         (c)  Not applicable.


         (d) The registration statement on Form S-1 filed by us with the SEC in connection with our July 8, 1998 public offering (File No. 333-51029), as amended, was declared effective by the SEC on June 24, 1998. We then filed three post-effective amendments to the registration statement. On July, 2, 1998, concurrent with our filing of post-effective amendment No. 3 to the registration statement, the SEC declared our amended registration statement effective. Our net proceeds from the offering, after deducting the total expenses, were $13.0 million.

         Since the completion of the public offering in July 1998, the net offering proceeds have been applied to approximately $6.8 million in working capital and general corporate expenditures, including research and development, and approximately $1.2 million to purchase equipment and leasehold improvements. Working capital and general corporate expenditures include approximately $122,000 that was paid to our general counsel firm. We have temporarily invested the $5.0 million balance of the offering proceeds in cash equivalents and short-term investments. The cash equivalents consist primarily of high credit quality debt instruments of corporations and financial institutions with maturities of three months or less when purchased.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         (a)   The annual meeting of stockholders was held on May 27, 1999.

         (b)   See c) below.

         (c) The following members of the Board of Directors were elected to serve until the next annual meeting and until their successors are elected and qualified:


                                                                                    Votes
                                                                 Votes For         Withheld
                                                                 ----------        --------
                  Jack W. Reich, Ph.D.                           10,371,793          600
                  Christopher J. Reinhard                        10,371,793          600
                  Craig S. Andrews                               10,371,793          600
                  Charles J. Aschauer                            10,371,793          600
                  Robert L. Engler, M.D.                         10,371,793          600
                  H. Kirk Hammond, M.D.                          10,371,793          600
                  Ronald I. Simon, Ph.D.                         10,371,793          600
                  Dale A. Stringfellow, Ph.D.                    10,371,793          600


         The proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 1999 was approved as follows:


                        Voted For               Voted Against             Abstained
                        ----------              -------------             ---------
                        10,367,103                  2,900                   2,390

         (d)      Not applicable.


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


                  10.1 Amendment to the September 27, 1995 Exclusive License Agreement between The Regents of the University of California and the Company for Angiogenesis Gene Therapy, dated April 23, 1999.


                  10.2 Amendment to the January 22, 1997 Exclusive License Agreement between The Regents of the University of California and the Company for Gene Therapy for Congestive Heart Failure, dated April 23, 1999.


                  10.3 Amendment to the June 18, 1997 Exclusive License Agreement between The Regents of the University of California and the Company for Angiogenic Gene Therapy for Congestive Heart Failure, dated
                           April 23, 1999.


                  27.1     Financial Data Schedule.


         (b)      Reports on Form 8-K.


                  No Reports on Form 8-K were filed during the three months ended June 30, 1999.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned.

COLLATERAL THERAPEUTICS, INC.


Date:    July 23, 1999              \s\ Christopher J. Reinhard
                                    -----------------------------------
                                    Christopher J. Reinhard
                                    Chief Operating and Financial Officer
                                    (Principal Financial and Accounting Officer)