Form 10-Q
period 1999-09-30
COLLATERAL THERAPEUTICS INC
filed 1999-10-22
CIK 1060329

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)
  X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

                                         or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to
                                                 --------   --------

                           Commission File Number 000-24505

                           COLLATERAL THERAPEUTICS, INC.
               (Exact name of Registrant as specified in its charter)

                Delaware                                  33-0661290
     (State or other jurisdiction of        (IRS Employer Identification Number)
     incorporation or organization)

      11622 El Camino Real, San Diego, California             92130
       (Address of principal executive offices)             (ZIP Code)

 Registrant's telephone number, including area code:       858-794-3400



Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

     Yes     X                          No
         ---------                          ---------

As of October 15, 1999, Registrant had 12,915,653 shares of its common stock outstanding.

                           COLLATERAL THERAPEUTICS, INC.


                                       INDEX

                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheets                                                1

               Statements of Operations                                      2

               Statements of Cash Flows                                      3

               Notes to Financial Statements                                 4

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 5

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk   24


PART II - OTHER INFORMATION

     Item 2.   Changes in Securities and Use of Proceeds                    24

     Item 6.   Exhibits and Reports on Form 8-K                             25


Signatures                                                                  26

PART I   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

   COLLATERAL THERAPEUTICS, INC.
   BALANCE SHEETS
------------------------------------------------------------------------------

                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                         1999               1998
                                                                     -------------      ------------
                                                                     (UNAUDITED)           (NOTE)
ASSETS

Current assets:
   Cash and cash equivalents                                         $ 28,015,597       $ 14,041,777
   Short-term investments                                              13,127,330          1,219,385
   Prepaid expenses                                                       309,632            393,415
   Other current assets                                                   987,538            126,433
                                                                     ------------       ------------
Total current assets                                                   42,440,097         15,781,010
Restricted cash-noncurrent                                                 72,600             72,600
Property and equipment, net                                             3,218,823          3,413,127
                                                                     ------------       ------------
      Total Assets                                                   $ 45,731,520       $ 19,266,737
                                                                     ------------       ------------
                                                                     ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                  $    426,519       $    858,819
   Accrued expenses                                                     1,407,200            787,917
   Notes payable to a related party, including accrued interest           650,118            624,385
   Note payable to bank                                                   222,222            222,222
   Deferred revenue                                                       236,831            164,232
                                                                     ------------       ------------
Total current liabilities                                               2,942,890          2,657,575

Note payable to bank                                                      574,074            722,222

Stockholders' equity:

   Common Stock, par value $.001; 40,000,000 shares authorized;
      12,915,653 and 10,521,903 shares issued and outstanding
      at September 30, 1999 and December 31, 1998, respectively            12,916             10,522
   Additional paid-in-capital                                          55,444,063         24,124,429
   Deferred compensation                                                 (517,422)          (986,062)
   Note receivable secured by common stock                               (176,250)          (165,000)
   Accumulated other comprehensive income (loss)                           13,547             (4,487)
   Accumulated deficit                                                (12,562,298)        (7,092,462)
                                                                     ------------       ------------
Total stockholders' equity                                             42,214,556         15,886,940
                                                                     ------------       ------------
      Total Liabilities and Stockholders' Equity                     $ 45,731,520       $ 19,266,737
                                                                     ------------       ------------
                                                                     ------------       ------------

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

COLLATERAL THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                               1999           1998              1999              1998
                                          -----------    ------------       -------------     -------------
                                                   UNAUDITED                            UNAUDITED
Revenues under collaborative
  research and development
  agreement with a related party          $ 1,677,324    $ 1,531,420        $ 5,320,381       $ 3,749,781

Expenses:
  Research and development                  2,381,783      2,028,175          7,434,461         5,219,395
  General and administrative                1,257,677        848,392          3,964,089         2,368,205
                                          -----------    -----------        -----------       -----------
Total operating expenses                    3,639,460      2,876,567         11,398,550         7,587,600
                                          -----------    -----------        -----------       -----------
Loss from operations                       (1,962,136)    (1,345,147)        (6,078,169)       (3,837,819)
Interest income                               392,688        229,640            696,429           408,352
Interest expense                              (28,366)       (22,787)           (88,096)          (43,473)
                                          -----------    -----------        -----------       -----------
Net loss                                  $(1,597,814)   $(1,138,294)       $(5,469,836)      $(3,472,940)
                                          -----------    -----------        -----------       -----------
                                          -----------    -----------        -----------       -----------

Net loss per share (basic and diluted)    $     (0.14)   $     (0.11)       $     (0.50)      $     (0.49)
                                          -----------    -----------        -----------       -----------
                                          -----------    -----------        -----------       -----------

Weighted average shares used in
  computing net loss per share
  (basic and diluted)                     $11,778,210    $10,377,121        $11,045,927       $ 7,143,832
                                          -----------    -----------        -----------       -----------
                                          -----------    -----------        -----------       -----------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

COLLATERAL THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                               1999              1998
                                                           --------------    ---------------
                                                                    (UNAUDITED)
OPERATING ACTIVITIES:
  Net loss                                                 $ (5,469,836)     $ (3,472,940)
  Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
  Depreciation and amortization                                 644,973           229,273
  Amortization of deferred compensation                         446,349           855,609
  Changes in operating assets and liabilities:
    Milestone receivable from a related party                         -         2,000,000
    Prepaid expenses and other current assets                  (777,322)         (218,095)
    Accounts payable and accrued expenses                       212,716         1,069,848
    Deferred revenue                                             72,599           688,889
    Restricted cash                                                   -           (72,600)
  Other                                                          10,330           (11,250)
                                                           ------------      ------------
Net cash provided by (used for) operating activities         (4,860,191)        1,068,734
                                                           ------------      ------------

INVESTING ACTIVITIES:
  Purchases of short-term investments                       (12,872,492)                -
  Purchases of property and equipment                          (450,668)       (2,356,936)
  Proceeds from maturities of short-term investments            961,000                 -
                                                           ------------      ------------
Net cash used for investing activities                      (12,362,160)       (2,356,936)
                                                           ------------      ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                     31,344,319        12,995,834
  Payments on note payable to bank                             (148,148)                -
  Proceeds from note payable to bank                                  -           400,000
                                                           ------------      ------------
Net cash provided by financing activities                    31,196,171        13,395,834
                                                           ------------      ------------

Net increase in cash and cash equivalents                    13,973,820        12,107,632

Cash and cash equivalents at beginning of period             14,041,777         5,605,361
                                                           ------------      ------------
Cash and cash equivalents at end of period                 $ 28,015,597      $ 17,712,993
                                                           ------------      ------------
                                                           ------------      ------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           COLLATERAL THERAPEUTICS, INC.
                            NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.        ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION AND BUSINESS

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

INTERIM FINANCIAL STATEMENTS

          The balance sheet as of September 30, 1999, the statements of operations for the three and nine months ended September 30, 1999 and 1998 and the statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results to be expected for the full year. As these are condensed financial statements, you should also read the financial statements and footnotes contained in our latest Form 10-K.

RECLASSIFICATIONS

          Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

2.        COMPREHENSIVE LOSS

          Total comprehensive loss was $1,581,010 and $5,451,802 for the three and nine months ended September 30, 1999 and $1,138,294 and $3,472,940 for the three and nine months September 30, 1998.

3.        NET LOSS PER SHARE

           Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding.

4.        PRIVATE PLACEMENT

           In August 1999, we completed a private placement of equity securities and issued 2,150,000 shares of common stock for $15.75 per share to selected institutional and accredited investors. The total proceeds of this offering, net of offering costs, were approximately $31.2 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          THIS INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED IN ITEM 1. OF THIS QUARTERLY REPORT ON FORM 10-Q AND THE AUDITED FINANCIAL STATEMENTS AND RELATED NOTES AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998. SEE "RISKS FACTORS" FOR A DISCUSSION OF FACTORS KNOWN TO US THAT COULD CAUSE REPORTED FINANCIAL INFORMATION NOT TO BE NECESSARILY INDICATIVE OF FUTURE RESULTS. WE ARE NOT OBLIGATED TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS AND CIRCUMSTANCES ARISING AFTER THE DATE THIS REPORT IS FILED.

OVERVIEW

          Collateral is focused on the discovery, development and commercialization of non-surgical gene therapy products for the treatment of cardiovascular diseases, including coronary artery disease, peripheral vascular disease, congestive heart failure and heart attack. Our initial non-surgical gene therapy products are designed to promote and enhance angiogenesis, a natural biological process that results in the growth of additional blood vessels which can carry blood flow to oxygen-deprived
tissues.   We intend to focus on research and development of products, while leveraging our technology through the establishment of product development, manufacturing and marketing collaborations with select pharmaceutical and biotechnology companies.

          In May 1996, we entered into a strategic collaboration with Schering AG, covering gene therapy products for the promotion and enhancement of angiogenesis. Schering AG has made equity investments in Collateral in connection with this collaboration agreement and provides on-going funding for certain research and development activities. Since inception, we have also conducted research in the area of non-surgical cardiovascular gene therapy that is not funded by our collaboration with Schering AG. Accordingly, our operating expenses have exceeded revenues each year. Losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies in the area of non-surgical cardiovascular gene therapy and from administrative costs required to support our efforts, to the extent our costs were not covered by
the Schering AG collaboration.   We expect our expenses and losses to trend
upward as we expand our research and development efforts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

          Our collaborative revenue was $1.7 million and $1.5 million for the three months ended September 30, 1999 and 1998, respectively. All revenue was derived from our research and development agreement with Schering AG.
The increase in revenue was due to increased costs reimbursable to us under this agreement associated with accelerated research and development activities.

          Research and development expenses for the three months ended September 30, 1999 were $2.4 million compared to $2.0 million for the three months ended September 30, 1998. Higher research and development expenses were primarily due to increased use of outside research institutions and consultants and increased expenses associated with additional personnel.

          General and administrative expenses were $1.3 million for the three months ended September 30, 1999 compared to $0.8 million for the three months ended September 30, 1998. This increase is attributable to additional personnel to support our expanded research efforts and higher costs associated with our new corporate facilities.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

          Our collaborative revenue was $5.3 million and $3.7 million for the nine months ended September 30, 1999 and 1998, respectively. All revenue was derived from our research and development agreement with Schering AG. The increase in revenue was due to increased costs reimbursable to us under this agreement associated with accelerated research and development activities.

          Research and development expenses for the nine months ended September 30, 1999 rose to $7.4 million from $5.2 million for the nine months ended September 30, 1998. Higher research and development expenses were primarily due to increased expenses associated with additional personnel, increased expenses for operations of our new preclinical research center and
increased use of outside research institutions and consultants.   We expect
research and development costs to continue to grow as we accelerate the development of our potential products.

          General and administrative expenses were $4.0 million for the nine months ended September 30, 1999 compared to $2.4 million for the nine months ended September 30, 1998. General and administrative expenses rose primarily due to added personnel to support our expanded research efforts, increased costs for investor relations materials and our new corporate facilities, and higher costs associated with being a public company.

          Interest income increased to $0.7 million for the nine months ended September 30, 1999, compared to $0.4 million for the corresponding 1998 period. This increase was primarily due to higher average cash and investment balances as a result of the private placement completed in August 1999.

LIQUIDITY AND CAPITAL RESOURCES

          In August 1999, we completed a private placement of equity securities and issued 2,150,000 shares of common stock for $15.75 per share to selected institutional and accredited investors. The total proceeds of this offering, net of offering costs, were approximately $31.2 million. Pursuant to the terms of this offering, a registration statement covering the resale of these shares was declared effective by the SEC on September 29, 1999.

          From inception through September 30, 1999, we have primarily financed our operations through the private and public offering of our equity securities and collaborative research and development revenues from Schering AG. We have raised $13.0 million in net proceeds from our initial public offering of 2.2 million shares of our common stock, $31.2 million in net proceeds from a private placement of equity securities in August 1999 and an aggregate net proceeds of $8.9 million from other private sales of equity securities.

          Collateral had a bank loan of $0.8 million as of September 30, 1999. We are making monthly principal payments of $18,500 plus interest on the bank loan. These payments extend through April 2003. The loan bears interest at prime plus 1.25% (9.5% at September 30, 1999) and is secured by certain equipment and furniture. The loan is subject to certain covenants including minimum working capital levels and the requirement that we must obtain the lender's consent for certain additional indebtedness. Collateral has loans totaling $500,000 from Schering AG. The loans consist of two promissory notes issued in 1995 to fund operations. The notes bear interest at 1% below the prime rate (7.25% at September 30, 1999). The notes are secured by our assets, except for equipment and furniture pledged on a first priority basis under our bank loan. Principal and interest on these notes total $0.7 million and are due and payable upon demand.

          At September 30, 1999, cash, cash equivalents and short-term investments were $41.1 million compared to $15.3 million at December 31, 1998. This increase in cash, cash equivalents and short-term investments was due to the $31.2 million we raised in a private placement completed in August 1999. This increase was offset by research and development expenses and general and administrative expenses not funded under our collaboration with Schering AG. We generally invest excess cash in high credit quality debt instruments of corporations and financial institutions. Working capital increased by $26.4 million to $39.5 million for the nine months ended September 30, 1999. This increase is primarily attributable to the $31.2 million net proceeds from our private placement offset by cash of $4.9 million used for operating activities.

          We have entered into certain technology license agreements related to our portfolio covering methods of gene therapy, therapeutic genes, and gene delivery vectors. To retain certain licensing rights under these cancelable agreements, we anticipate that we may be required to make aggregate payments of approximately $0.8 million through 2000.

          Our core technologies are focused on the development of non-surgical cardiovascular gene therapy products that promote angiogenesis, enhance myocardial adrenergic signaling or promote heart muscle regeneration.
 We have in-licensed certain technology covering proprietary methods of gene therapy and a portfolio of therapeutic genes for use with our methods of gene therapy. We have currently designated one gene, fibroblast growth factor-4, licensed from New York University, for use in the development of two angiogenic gene therapy products: (1) GENERX-TM-, a non-surgical angiogenic gene therapy product as a treatment for patients with stable exertional angina due to coronary artery disease, and (2) GENVASCOR-TM-, a non-surgical angiogenic gene therapy treatment for patients with peripheral vascular disease. These are the only angiogenic gene therapy products currently in development by us for which a specific gene has been designated. Upon any successful commercialization of these two angiogenic gene therapy products using this designated gene, the total financial milestone obligations, licensing fees and other related amounts payable by us under license agreements with New York University, covering the use of the fibroblast growth factor-4 gene, and the University of California, covering certain technology relating to methods of gene therapy, could total up to $5.1 million. This amount includes $1.3 million which we have paid through September 30, 1999. In addition, upon any successful commercialization of these products, we would be required to make, under the license agreements, royalty payments on worldwide net sales of products that utilize this gene. However, we may, in our sole discretion, change the designated gene at any time.

          In addition to GENERX-TM- and GENVASCOR-TM-, we have two other non-surgical angiogenic gene therapy products, GENEVX-TM- and GENECOR-TM-, which are progressing through our pre-clinical research. The angiogenic genes to be designated by us for use in development of GENEVX-TM- and GENECOR-TM- will not be finalized until we have progressed further in our evaluation process. We are also developing a gene therapy product, CORGENIC-TM-, based on our myocardial adrenergic signaling technology. Based on our current agreements covering in-licensed technology, if our non-surgical cardiovascular gene therapy products are successfully commercialized, our total financial obligations pursuant to licensing agreements with respect to all five of our products which are currently beyond the research stage could range from between $7.3 million to $8.8 million, of which $3.1 million has been paid through September 30, 1999. Our financial obligations will vary depending on the selections of therapeutic genes for use in our angiogenic gene therapy products. However, these amounts could be significantly increased or decreased depending on the outcome of our research and commercialization activities pursuant to the collaboration with Schering AG and/or the outcome of our internally-funded research. In addition, we would be required to pay a royalty on worldwide net sales of products that utilize in-licensed technology. The information set forth above with respect to potential fees payable by us for in-licensed technology involves many variables and is subject to a high degree of potential variation. We may also be required to obtain license rights to other methods of gene therapy, therapeutic genes and/or vectors based on our product development and commercialization requirements.

          To date, all revenue received by us has been from our collaboration with Schering AG, and we expect that substantially all revenue for the next several years will continue to come from this and other potential collaborations. Under the Schering agreement, we may receive: (1) research and development funding for an initial product, which amount may be adjusted to support research and development for additional products within the field of angiogenic gene therapy, (2) milestone payments for the initial product and for each new product based on our achievement of milestones pertaining to certain regulatory filings and the development and commercialization of products; and (3) royalty payments based on worldwide net sales of each product and an additional royalty based on worldwide net sales and the product's cost of goods, up to a maximum specified royalty rate. We may not be able to establish additional collaborations on acceptable terms, if at all, or assure that current or future collaborations will be successful and provide adequate funding to meet our needs. Schering AG currently reimburses us for research and development expenses related to certain angiogenic gene therapy products and for certain related administrative expenses. We expect to incur increases in operating expenses over the next two years as we accelerate our research and development activities consistent with product development programs and other collaborations into which we may enter. Increases in operating expenses will include, but are not limited to, increased personnel, research institutions and consultants costs, rent, supplies and other costs resulting from operating our new facilities. To the extent these costs are incurred in fields other than angiogenic gene therapy or are otherwise not reimbursable under the current arrangement with Schering AG, we intend to use proceeds from the public offering completed in July 1998, the private placement in August 1999 and future debt or equity financings to cover such expenses.

          Based on our business strategy, the development of non-surgical cardiovascular gene therapy products will require our continued commitment of substantial resources to conduct research, preclinical studies and clinical trials, and to augment quality control, regulatory and administrative capabilities. Our future capital requirements will depend on many factors, including the pace of scientific progress in our research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, our dependence on third parties for activities related to the development and commercialization of our potential products (including our need to establish additional collaborations and potential changes to our existing collaboration with Schering AG), the cost of third-party manufacturing arrangements and the effectiveness of our product commercialization activities. We believe that our available cash and anticipated sources of funding including Schering AG, together with the net proceeds of the public offering and the private placement, will be adequate to satisfy our anticipated capital requirements through 2000. We expect that we will seek any additional capital needed to fund our operations through new collaborations, the extension of our existing collaboration, or through public or private equity or debt financings. We may not be able to obtain additional financing on acceptable terms if at all.
 Any inability to obtain additional financing could have a material adverse effect on us. In addition, so long as certain debt remains outstanding, we must obtain creditors' consents for certain additional indebtedness.

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

          COSTS TO ADDRESS OUR Y2K ISSUES. We are expensing Y2K compliance costs as incurred. We do not expect these costs to be material to our financial position or results of operations. To date the costs related to Y2K issues have been minimal, consisting only of time spent by existing personnel to review systems, to obtain documentation, and to carry out other procedures discussed above. We have not needed to incur capital expenditures to address Y2K problems. We expect our total cost of reviewing and achieving Y2K compliance to be less than $25,000, most of which has been incurred to date. This estimate is based on currently available information and will be updated as we continue our assessment of third party relationships, and proceed with implementation and design contingency plans.

          THE RISKS OF OUR Y2K ISSUES. If any key information technologies or embedded microprocessor technology systems are overlooked, there could be a material adverse effect on our business. For example, our operations could be adversely affected to the extent that our suppliers, collaborators, or clinical trial sites are adversely affected by Y2K.

          In a worse case scenario, if our vendors or the suppliers of our necessary energy, telecommunications systems and transportation needs fail to provide us with (1) the materials and services which are necessary to develop our products, (2) the electrical power and other utilities necessary to sustain our operations, or (3) reliable means of transporting supplies to us, such failure could interrupt our business, substantially delay progress of our product development programs, and generate substantial expenses.

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


                                     RISK FACTORS

RISKS RELATED TO OUR BUSINESS

          WE HAVE INCURRED LOSSES SINCE INCEPTION AND MAY NEVER BE PROFITABLE.

          We formed Collateral in 1995 and have only a limited operating history to review in evaluating our business and prospects. We have incurred operating losses since our inception in 1995. As of September 30, 1999, our accumulated deficit was approximately $12.6 million. We expect to incur additional losses for the foreseeable future. We also expect our losses to increase as our research and development efforts and clinical trials progress.

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

          We believe that our cash and anticipated sources of funding, including Schering AG and the net proceeds from our private placement completed on August 11, 1999, will be adequate to satisfy our anticipated capital needs through 2000. If our plans change, we may need to raise additional funds through new or existing collaborations or through private or public equity or debt financings. However, additional financing may not be available on acceptable terms or at all.

          IF OUR POTENTIAL PRODUCTS ARE NOT SUCCESSFULLY DEVELOPED, OUR REVENUES WILL BE REDUCED.

          Our potential products are in the early stages of development. Either we or a collaborative partner must undertake the time-consuming and costly processes of completing development and testing for each of our potential products. To date, only one of our potential products, GENERX-TM-, has advanced to clinical trials, and those trials are not yet complete. Our other potential products have not yet advanced to clinical trials, and it is uncertain whether we or a collaborative partner will be able to complete product development.

          There are many reasons that our potential products may not advance beyond early stage testing, including the possibility that:

          -    our potential products may be ineffective or toxic;

          - our potential products may be too expensive to develop or manufacture;

          - others may hold or acquire proprietary rights that could prevent us from developing our products; or

          -    others may develop equivalent or superior products.

   Even if our potential products advance in preclinical development, we or our partners may not succeed in carrying these potential products forward to clinical testing. The uncertainties inherent in the development of our potential products are especially significant in view of their early stage nature.

          IF OUR PRODUCT CANDIDATES DO NOT SUCCESSFULLY COMPLETE THE CLINICAL TRIAL PROCESS, WE WILL NOT BE ABLE TO MARKET THEM.

          For product candidates that advance to clinical testing, we cannot be certain that we will successfully complete the clinical trials necessary to receive regulatory product approvals. This process is lengthy and expensive. To obtain regulatory approvals, we must demonstrate through preclinical studies and clinical trials that our products are safe and effective for use in at least one medical indication. Promising results in preclinical studies and initial clinical trials do not ensure successful results in later clinical trials, which test broader human use of our products. Many companies in our industry have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials. Clinical trials may not result in a marketable product.

          Many factors may adversely affect clinical trials. For example, clinical trials are often conducted with patients who have the most advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse conditions for reasons that may not be related to the proposed product being tested. These reactions may adversely affect our clinical trial results. As a result, our ability to ultimately market the products and obtain revenues would suffer.

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

          Even if patients are successfully recruited, we cannot be sure that they will complete the treatment process. Delays in patient enrollment or treatment in clinical trials may result in increased costs, program delays or both.

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

          OUR PRODUCTS MAY HAVE UNACCEPTABLE SIDE EFFECTS WHICH COULD DELAY OR PREVENT PRODUCT APPROVAL.

          Possible side effects of gene therapy technologies may be serious and life-threatening. The occurrence of any unacceptable side effects during or after preclinical and clinical testing of our potential products could delay approval of our products and our revenues would suffer. For example, possible serious side effects of viral vector-based gene transfer include viral infections resulting from contamination with replication-competent viruses and inflammation or other injury to the heart or other parts of the body. In addition, the development of cancer in a patient is a possible side effect of all methods of gene transfer. Furthermore, there is a possibility of side effects or decreased effectiveness associated with an immune response toward any viral vector or gene used in gene therapy. The possibility of such response may increase if there is a need to deliver the viral vector more than once.

RISKS RELATED TO PATENTS AND PROPRIETARY INFORMATION

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

          IF WE ARE NOT ABLE TO MAINTAIN ADEQUATE PATENT PROTECTION FOR OUR PRODUCTS, WE MAY BE UNABLE TO PREVENT OUR COMPETITORS FROM USING OUR TECHNOLOGY.

          The patent positions of gene therapy technologies such as those being developed by us and our collaborators involve complex legal and factual uncertainties. As a consequence, we cannot be certain that we or our collaborators will be able to obtain adequate patent protection for our potential products.

          We do not know whether our or our licensors' pending patent applications will result in the issuance of patents. In addition, issued patents may be subjected to proceedings limiting their scope, may be held invalid or unenforceable, or may otherwise provide insufficient proprietary protection or commercial advantage. Changes in patent laws may also adversely affect the scope of our patent protection and our competitive situation.

          Due to the significant time lag between the filing of patent applications and the publication of such patents, we cannot be certain that we were or our licensor was the first to file such patent applications. In addition, a number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our or our licensors' technologies or patent applications. A conflict could limit the scope of the patents, if any, that we or our licensors may be able to obtain or result in denial of our or our licensors' patent applications. If patents that cover our activities are issued to other companies, we cannot be sure that we could develop or obtain alternative technology.

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

          WE MAY NOT HAVE ADEQUATE PROTECTION FOR OUR UNPATENTED PROPRIETARY INFORMATION WHICH COULD ADVERSELY AFFECT OUR COMPETITIVE POSITION.

          We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. However, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. To protect our trade secrets, we require confidentiality agreements upon beginning employment, consulting or collaboration with us. Agreements with employees also provide that all inventions resulting from work performed by them while in our employ will be our exclusive property. However, these agreements may not provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.
Likewise, our trade secrets or know-how may become known through other means or be independently discovered by our competitors. Any of these events could prevent us from developing or commercializing our products.

OTHER RISKS RELATED TO OUR BUSINESS

          WE MAY NOT BE ABLE TO SUCCESSFULLY ESTABLISH AND MAINTAIN COLLABORATIVE AND LICENSING ARRANGEMENTS WHICH COULD HINDER OR PREVENT OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR POTENTIAL PRODUCTS.

          Our strategy for the development, testing, manufacturing and commercialization of our potential products relies on our establishing and maintaining collaborations with corporate partners, licensors, licensees and others. At present we have a collaboration with Schering AG in the area of angiogenic gene therapy. We may not be able to maintain or expand this collaboration or establish additional collaborations or licensing arrangements necessary to develop and commercialize potential products based on our technology. If we are successful in establishing additional collaborations or licensing arrangements, they may not be on favorable terms.
 Any failure to enter into additional collaborative or licensing arrangements on favorable terms would adversely affect our revenues. The development programs contemplated by the collaborations or licensing arrangements also may not ultimately be successful.

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

          IF WE ARE NOT ABLE TO CONTROL THE AMOUNT AND TIMING OF RESOURCES OUR CURRENT AND FUTURE COLLABORATORS DEVOTE TO OUR PROGRAMS OR POTENTIAL PRODUCTS, OUR PRODUCT DEVELOPMENT COULD BE DELAYED OR TERMINATED, WHICH WOULD ADVERSELY AFFECT OUR REVENUES.

          Our collaborators may have significant discretion over whether or not to pursue development activities with us. We also cannot be certain that our collaborators will not pursue alternative technologies, on their own or with others, to develop competitive gene therapy products. If our collaborators develop competitive products, they may withdraw support for our programs. Our collaborative partners also may breach or terminate our agreements or otherwise fail to conduct their collaborative activities successfully. As a result, our product development could be delayed or terminated, which would adversely affect our revenues. In addition, revenues we receive from marketed products under our collaborations may depend on the marketing and sales efforts of our collaborators.

          Disputes may arise with our collaborators about who has ownership rights to any technology developed. These disputes could have the following results:

          - delay achievement of milestones or receipt of milestone payments,

          - adversely affect collaborative research, development and commercialization of potential products, or

          -     lead to litigation or arbitration.

          Any of these results could be time consuming, expensive and disruptive to our operations.

          IF SCHERING AG TERMINATES OUR COLLABORATION AGREEMENT OR DEVELOPMENT PROGRAMS, WE MAY NOT BE ABLE TO DEVELOP OUR PRODUCTS ON COMMERCIALLY REASONABLE TERMS, IF AT ALL.

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

          We also intend to rely on our collaboration with Schering AG for significant continued funding of our angiogenic gene therapy research efforts. We cannot be certain Schering AG will continue to fund this research, especially if they develop competitive products. If they reduce or terminate this funding, we may have to fund clinical trials, product development and commercialization ourselves by using additional resources or by scaling back or terminating other research and development programs. We also may need to seek alternative collaborations or financing sources or sell or license rights to some of our proprietary technology that we consider valuable to our business. If Schering AG withdraws support, we may be unable to complete our product development programs.

          IF OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, IT COULD MATERIALLY ADVERSELY AFFECT YOUR INVESTMENT AND OUR ABILITY TO RAISE ADDITIONAL CAPITAL AS NEEDED.

          We expect that our operating results will fluctuate from quarter to quarter based on when we incur expenses and receive revenues from our collaborative arrangements and other sources. We believe that some of these fluctuations may be significant. The level of funding by Schering AG may vary or they may withdraw funding altogether from one or more of our products. If Schering AG were to withdraw funding, our revenues and our ability to develop and commercialize our products would suffer.

          WE DEPEND ON THIRD-PARTY MANUFACTURERS OR COLLABORATORS TO MANUFACTURE OUR PRODUCTS WHICH MAY DELAY OR IMPAIR OUR ABILITY TO DEVELOP AND COMMERCIALIZE PRODUCTS ON A TIMELY AND COMPETITIVE BASIS OR ADVERSELY AFFECT OUR POTENTIAL FUTURE PROFITABILITY.

          We do not have internal manufacturing capabilities. Our current strategy is to establish relationships with our collaborators and others to manufacture our products for clinical trials and commercial sales. To date, we have established a manufacturing relationship as part of our collaboration with Schering AG. The agreement provides that Schering AG is solely responsible for manufacturing gene therapy products developed under our collaboration. We cannot be certain, however, that we will be able to maintain our relationship with Schering AG or establish relationships with other manufacturers on commercially acceptable terms. Any failure to do so would adversely affect our potential future profitability.

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

          Our future success also depends on recruiting additional qualified management, operations and scientific personnel. To pursue our research and development programs, we will need to hire additional qualified scientists and managers. There is intense competition for these qualified personnel among numerous pharmaceutical and biotechnology companies, universities and other research institutions. We may not be able to continue to attract and retain the personnel necessary to develop our business. If we are not able to attract and retain key personnel, we may not successfully develop our products or achieve our other business objectives.

          In addition, we rely on the members of our scientific advisory board to help formulate our research and development strategy. All of our scientific advisors are employed by others and may have commitments to, or consulting contracts with, other entities that may limit their availability to us. Each scientific advisor has agreed not to perform services for us that might conflict with services the advisor performs for another entity. However, a conflict of interest could result from these services which could impede our ability to develop our products.

          IF WE BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS IN CONNECTION WITH OUR ONGOING CLINICAL TRIALS OR FOLLOWING COMMERCIALIZATION, IT MAY RESULT IN REDUCED DEMAND FOR OUR PRODUCTS OR DAMAGES THAT EXCEED OUR INSURANCE LIMITATIONS OR RESOURCES.

          Our business exposes us to potential product liability risks that are inherent in the testing, manufacture and sale of human healthcare products. We have some product liability insurance for our Phase 1/2 human clinical trial for GENERX-TM-. As it becomes necessary, we intend to expand our insurance coverage to include clinical trials of other products under development and the manufacture and commercial sale of our potential products. We may be unable to obtain additional product liability insurance on commercially acceptable terms. Failure to obtain product liability insurance or to otherwise protect against product liability claims could prevent or delay the commercialization of our products. If we do not have insurance or adequate insurance, a successful product liability claim, series of claims, or product recall could divert our resources and result in significant expenses to us.

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

          The market prices and trading volumes for securities of emerging companies in our industry have historically been highly volatile and have experienced significant fluctuations. These fluctuations may be unrelated or disproportionate to the operating performance of companies. Our common stock has been publicly traded since July 1998. As of September 30,

1999, our common stock has traded as low as $2 7/8 per share and as high as $29 7/8 per share. In addition to factors related to the volatility of our industry and the stock market, the market price of our common stock may be affected by announcements regarding:

          -    results of research,

          -    development testing,

          -    technological innovations,

          -    new commercial products,

          -    government regulation,

          -    developments concerning proprietary rights,

          -    litigation,

          -    public perception regarding the safety of our products, or

          -    securities analysts' expectations.

          Since our common stock is thinly traded, its price can also fluctuate significantly as a result of sales of a relatively large number of shares of our common stock or the perception that these sales could occur. Such sales also might make it more difficult for us to sell equity securities in the future at a price we deem appropriate.

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

IF WE FAIL TO BE YEAR 2000 COMPLIANT IT COULD HARM OUR BUSINESS.

          We cannot be assured that our information technology systems will function properly in the year 2000. If any key information technologies or embedded microprocessor technology systems related to our business and operations are not year 2000 compliant, there could be a material adverse effect on our business. For further information regarding the status of our ongoing investigations, related risks, contingency plans and expenses, please see "Management's Discussion and Analysis of Financial Condition and Results of Operation--Impact of the Year 2000 or Y2K."


Risks Related to Our Industry

          WE FACE INTENSE COMPETITION IN OUR INDUSTRY WHICH COULD RENDER OUR POTENTIAL PRODUCTS LESS COMPETITIVE OR OBSOLETE.

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

          In addition, the competitive positions of other early stage companies may be enhanced significantly through their collaborative arrangements with large pharmaceutical companies, biotechnology companies or academic institutions, which may be more beneficial than our collaborative arrangements. Our competitors may succeed in developing, obtaining patent protection for, receiving regulatory approvals for, or commercializing products at a more rapid pace. If we are successful in commercializing our products, we will be required to compete with respect to manufacturing efficiency and marketing capabilities, areas in which we have no experience. Our competitors may develop or acquire new technologies and products from research institutions, universities or others that are available for sale before our potential products or are more effective than our potential products.

          Any of these developments could render our potential products less competitive or obsolete, and could delay or prevent our commercialization of products. Further, gene therapy in general is a new and rapidly developing technology. We expect this technology to undergo significant change in the future. If there is rapid technological development, our current and future products or methods may become obsolete before we can successfully commercialize them.

          WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION WHICH COULD PREVENT OR DELAY THE COMMERCIALIZATION OF OUR PRODUCTS.

          We and our collaborators are subject to extensive government regulation. The FDA and foreign regulatory authorities require rigorous preclinical testing, clinical trials and other product approval procedures. Numerous regulations also govern the manufacturing, safety, labeling, storage, record keeping, reporting and marketing of our drug products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. The process of seeking these approvals and complying with applicable government regulations is time consuming and expensive, and approvals may not be obtained. Even if approvals are obtained for certain products, any subsequent discovery of problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

          In addition, gene therapies such as those we are developing are relatively new and are only beginning to be tested in humans. Regulatory authorities may require us or our partners to demonstrate that our products are improved treatments relative to other therapies or may significantly modify the requirements governing gene therapies, which could result in regulatory delays or rejections. Also, even if we obtain regulatory product approval, the approval could limit the uses for which we may market the product which could have the effect of restricting our ability to commercialize the product and reducing our potential revenues.

          We are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations. We or our partners may also be subject to similar regulations in other countries. Failure to comply with such regulatory requirements or to obtain product approvals could impair our ability to develop and market our products and our revenues would suffer.

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

          HEALTHCARE REFORM MEASURES AND REIMBURSEMENT PROCEDURES MAY ADVERSELY IMPACT THE COMMERCIALIZATION OF OUR PRODUCTS.

          The efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect our business and financial condition as a biotechnology company. In the U.S., government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new products approved for marketing by the FDA. These cost containment efforts are currently increasing in response to recent initiatives to reform healthcare delivery. As managed care organizations continue efforts to contain health care costs, we believe these organizations may attempt to restrict the use of or limit coverage and reimbursements for new products such as those being developed by us. Internationally, where national healthcare systems are prevalent, little if any funding may be available for new products, and cost containment and cost reduction efforts can be more pronounced than in the U.S. These cost controls may have a material adverse effect on our revenues and profitability and may affect our ability to raise additional capital in a number of ways, including:


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

          OUR MANAGEMENT AND CONTROLLING STOCKHOLDERS WHICH TOGETHER CONTROL A LARGE PORTION OF OUR COMMON STOCK MAY CONTROL OUR OPERATIONS AND MAKE DECISIONS WHICH YOU DO NOT CONSIDER IN YOUR BEST INTEREST.

          Our present directors, executive officers and principal stockholders and their affiliates beneficially own a significant majority of our outstanding common stock. As a result, if all or some of these stockholders were to act together, they would be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in our control that may be favored by other stockholders.



                  SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          We are a development stage company with products in the early stages of development. As a result, a substantial number of statements contained in this quarterly report on Form 10-Q and the

1998 annual report on Form 10-K, including without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, may constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those discussed under the caption "Risks Factors" as well as those factors addressed in our annual report on Form 10-K filed with the Securities and Exchange Commission. Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the date hereof.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          As of September 30, 1999, we had cash and cash equivalents and short-term investments of $41.1 million. We invest our excess cash in high credit quality debt instruments of corporations and financial institutions. These investments are not held for trading or other speculative purposes. Generally, our investments mature in less than 18 months. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

          At September 30, 1999, we had an outstanding bank loan of $0.8 million. This loan bears interest at prime plus 1.25% (9.5% at September 30,
1999). We pay monthly principal payments of $18,500 plus interest on the bank loan; these payments extend through April 2003. We also had outstanding $500,000 in loans from Schering AG. These loans bear interest at 1% below the prime rate (7.25% at September 30, 1999). Principal and interest on these loans are due and payable upon demand. Changes in interest rates affect the interest expense we pay on these loans and, therefore, impact our cash flows and results of operations.

          We are not exposed to risks for changes in foreign currency exchange rates, commodity prices, or any other market rates.


PART II--OTHER INFORMATION

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

          (a)  Not applicable.

          (b)  Not applicable.

          (c) On August 11, 1999, we completed a private placement covering the sale of 2,150,000 shares of common stock for aggregate cash consideration of approximately $33.9 million. Net proceeds from the placement were approximately $31.2 million. We incurred total expenses of approximately
$2.7 million, of which approximately $2.0 million represented commissions. Bear Stearns & Co. Inc. acted as placement agent for the sale of these shares. We filed a registration statement with the SEC relating to the resale of the common stock which was declared effective on September 29, 1999.

          The shares were offered and sold to selected accredited institutional investors pursuant to a claim of exemption under Regulation D promulgated by the SEC or, alternatively, under Section 4(2) of the Securities Act of 1933. We did not use any general advertisement or solicitation in connection with the offer or sale of the common stock. Each Purchaser represented and warranted, among other things, that it was purchasing the Shares for investment only and not with a view to distribution and that it was an "accredited investor" (as defined in Regulation D). Appropriate legends were affixed to the certificates for the Shares.


          (d) The registration statement on Form S-1 filed by us with the SEC in connection with our July 8, 1998 public offering (File No. 333-51029), as amended, was declared effective by the SEC on June 24, 1998. We then filed three post-effective amendments to the registration statement. On July 2, 1998 concurrent with our filing of post-effective amendment No. 3 to the registration statement, the SEC declared our amended registration statement effective. Our net proceeds from the offering, after deducting the total expenses, were $13.0 million.

          Since the completion of the public offering in July 1998, the net offering proceeds have been applied to approximately $8.8 million in working capital and general corporate expenditures, including research and development, and approximately $1.3 million to purchase equipment and leasehold improvements. The proceeds applied to purchase equipment and leasehold improvements are lower then what was estimated in the registration statement on Form S-1 as a result of a $1.0 million bank loan we obtained after the public offering and we were able to apply to acquiring such
equipment and leasehold improvements.   Additionally, $1.5 million of the
costs to construct our preclinical laboratory facility were paid with Collateral's cash available prior to the public offering.

          We have temporarily invested the $2.9 million balance of the offering proceeds in cash equivalents and short-term investments. The cash equivalents consist primarily of high credit quality debt instruments of corporations and financial institutions with maturities of three months or less when purchased.



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

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

               10.1 Form of Purchase Agreement completed in connection with the private placement of August 11, 1999.

               27.1  Financial Data Schedule.

          (b)  Reports on Form 8-K.

               During the third quarter, a report on Form 8-K was filed on August 12, 1999 concerning the completion of our private placement.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned.

COLLATERAL THERAPEUTICS, INC.

Date:     October 22, 1999          \s\ CHRISTOPHER J. REINHARD
                                    ---------------------------
                                    Christopher J. Reinhard
                                    President
                                    Chief Operating and Financial Officer
                                    (Principal Financial and Accounting Officer)