Form 10-K405
period 1999-12-31
COLLATERAL THERAPEUTICS INC
filed 2000-03-27
CIK 1060329

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

                   For the fiscal year ended December 31, 1999

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

   For the transition period from _________________       to ___________
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

                          COMMON STOCK $.001 PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sales price of the common stock on the Nasdaq National Market on February 29, 2000 was $208,571,395. This amount excludes 7,798,376 shares of the Registrant's common stock held by executive officers, directors and affiliated parties at February 29, 2000. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

   The number of shares of the Registrant's common stock outstanding was 12,980,274 as of February 29, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the Company's 2000 Annual Meeting are incorporated herein by reference into Part III of this Report.

                                     PART I

ITEM 1.       BUSINESS

         This report on Form 10-K may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties. For a discussion of factors which may affect the outcome projected in such statements, see "Cautionary Factors That May Affect Future Results" and "Risks and Uncertainties" in this report on Form 10-K. While this outlook represents our current judgment on the future direction of our business, such risks and uncertainties could cause actual results to differ materially from our future our outlook as presented below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the date of this report on Form 10-K.

OVERVIEW

         Collateral is focused on the discovery and development of non-surgical gene therapy products for the treatment of cardiovascular diseases, including:

                  -        coronary artery disease,

                  -        peripheral vascular disease,

                  -        congestive heart failure, and

                  -        heart attack.

         Cardiovascular disease is a leading cause of death in the U.S. In 1999, the American Heart Association reported that an estimated 58.8 million patients in the U.S. had cardiovascular disease. The American Heart Association also estimated in 1999 that the U.S. healthcare system spends approximately $178.2 billion annually on the care and treatment of patients with cardiovascular diseases.

         We believe that our products under development hold the potential to revolutionize the treatment of cardiovascular diseases. We believe that these products could provide a new standard of care by offering patients simpler, more cost-effective and lower-risk alternatives to currently available treatments, such as coronary artery bypass surgery and angioplasty. Our initial gene therapy products are designed to promote and enhance angiogenesis, a natural biological process that results in the growth of additional blood vessels to increase levels of blood flow to oxygen-deprived tissues. In collaboration with our partner Schering AG, in May 1998 we began early stage testing in humans, known as a Phase 1/2 trial, for GENERX-TM-, the first of our gene therapy product candidates. In March 2000, based on preliminary results from the Phase 1/2 trial, Collateral reported plans to move forward with large-scale pivotal clinical trials of GENERX-TM- in collaboration with Schering AG.

         Our non-surgical gene therapy product candidates use technology which includes:

                  -        methods of gene therapy,

                  -        therapeutic genes, and

                  -        gene delivery vectors.

         We have designed our initial gene therapy product candidates for non-surgical administration by an interventional cardiologist using our methods of gene therapy. These methods involve a one-time intra-coronary infusion of our product through a standard cardiac catheter, which could be administered at the time of initial angiography, on an out-patient basis. In addition to our products designed to promote and enhance angiogenesis, we are also actively researching gene therapy products designed to enhance function of the heart in patients suffering from heart failure and to improve cardiac function after a heart attack.

         We designed GENERX-TM-, our initial non-surgical gene therapy product, to promote and enhance angiogenesis for the treatment of coronary artery disease in patients with stable exertional angina. Stable exertional angina refers to chest pain, or angina, that generally occurs in connection with exercise or emotional stress. Other products under development are being designed for the treatment of various forms of cardiovascular disease, including angina due to coronary artery disease, congestive heart failure and peripheral vascular disease. The following non-surgical cardiovascular gene therapy product candidates are currently under development:

                  - GENERX-TM-, which uses a fibroblast growth factor gene known as FGF-4 to promote and enhance angiogenesis for the treatment of coronary artery disease in patients with stable exertional angina;

                  - GENVASCOR-TM-, which uses the FGF-4 gene to promote and enhance angiogenesis for the treatment of peripheral vascular disease resulting from decreased peripheral blood flow, usually in the lower limbs;

                  - GENEVX-TM-, which uses a vascular endothelial growth factor gene known as a VEGF gene to promote and enhance angiogenesis for the treatment of coronary artery disease;

                  - GENECOR-TM-, which uses a combination of angiogenic genes for the treatment of ischemic heart disease, which could include congestive heart failure;

                  - CORGENIC-TM-, which uses an adrenergic signaling protein gene for the treatment of congestive heart failure to enhance responsiveness of the heart to adrenergic stimulation; and

                  - MYOCOR-TM-, which is focused on the improvement of heart muscle function and the prevention or reduction of changes that can impair heart function following a heart attack.

         We have assembled a portfolio of therapeutic genes for use in our potential gene therapy products. This portfolio consists of genes that we either discovered or exclusively licensed for use in the development of cardiovascular gene therapy products. The portfolio includes both issued patents and pending patent applications.

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

         During the period from January 1996 to April 1996, we continued limited research and development activities and initiated discussions with Schering AG to expand the funding relationship with respect to the field of gene therapy for the promotion and enhancement of angiogenesis. In May 1996, we entered into a strategic collaboration with Schering AG, directed to gene therapy products for the promotion and enhancement of angiogenesis.

         During 1997, we continued to expand our research and development efforts and entered into additional licensing arrangements. We secured the license rights to several therapeutic genes for the promotion and enhancement of angiogenesis in March 1997. In December 1997, our strategic partner, Schering AG, filed a commercial investigational new drug application for GENERX-TM- with the U.S. Food and Drug Administration (FDA). A Phase 1/2 clinical trial, early stage testing in humans, for GENERX-TM- began in May 1998. In July 1998, we completed an initial public offering and in August 1999, we completed a private placement of equity securities to support our continued growth and product development activities. In March 2000, based on preliminary results from the Phase 1/2 trial, Collateral reported plans to move forward with large-scale pivotal clinical trials of GENERX-TM- in collaboration with Schering AG.

         We intend to continue our focus on research and development of products while leveraging our technology through the establishment of product development, manufacturing and marketing collaborations with select pharmaceutical and biotechnology companies. Schering AG has made equity investments in us based upon our strategic collaboration agreement. In addition, subject to the terms of the collaboration, Schering AG is to fund certain research, development and clinical activities and make payments related to products developed under our collaboration.

         For further information regarding the collaboration with Schering AG, please see "Collaborative, Licensing and Research Arrangements." For other products, which could include certain of our angiogenic therapy products, we intend to select development and/or commercialization partners after we have completed preclinical and, in some cases, clinical research for each product.

CARDIOVASCULAR DISEASE AND CURRENT TREATMENTS

         According to the American Heart Association, cardiovascular disease affects nearly 60 million patients in the U.S. It is also a leading cause of death. The American Heart Association also estimated in 1999 that the U.S. healthcare system spends approximately $178.2 billion annually on the care and treatment of patients with cardiovascular diseases.

         CORONARY ARTERY DISEASE. The coronary arteries supply blood to the heart muscle. Blood flow to the heart muscle can be severely reduced by atherosclerotic disease of the coronary arteries, which accounts for most ischemic heart disease. Atherosclerosis is a general term for the build-up of fatty and cholesterol plaque deposits on the inside lining of arterial walls thereby restricting blood flow. When insufficient oxygen reaches the heart muscle as a result of restricted blood flow, a condition called myocardial ischemia develops that may result in a heart attack or death. Brief episodes of ischemia often result in chest pain or angina. Restoring blood flow is the most effective method to relieve painful ischemic symptoms and to reduce the long-term risk of a heart attack. In response to ischemic injury signals, the body's natural healing process is initiated and the heart may develop limited collateral circulation in an effort to restore blood flow. Research has shown that the extent of natural collateral vessel formation in the heart is often inadequate to provide full restoration of blood flow.

         The American Heart Association reported in 1999 that an estimated 12 million patients in the U.S. had coronary artery disease, including approximately 6.0 million patients with angina. Current treatments for coronary artery disease include drug therapy, coronary artery bypass surgery and catheter-based treatments, including angioplasty, atherectomy and coronary stenting.

         Cardiovascular drug therapies represent a major component of the worldwide pharmaceutical market; however, drug therapy in many cases only treats symptoms and is not a cure, it may have adverse side effects, it may require long-term administration and it can be costly.

         Coronary artery bypass surgery is highly invasive and traumatic to the patient. However, it is often considered the most effective and long-lasting treatment currently available for severe coronary artery disease. While current catheter-based treatments such as angioplasty and coronary stents are less invasive, they are limited by restenosis, a narrowing of the treated coronary artery, which often requires additional interventions. The American Heart Association has estimated that in 1996 the number of surgical procedures in the U.S. for the treatment of coronary artery disease totaled 1.2 million. These procedures included about 600,000 coronary artery bypass surgeries and approximately 480,000 angioplasty procedures.

         PERIPHERAL VASCULAR DISEASE. Peripheral vascular disease results from decreased blood flow in patients with atherosclerosis, usually in the lower limbs. Based on an IMS Health marketing report which was prepared in 1996, there were an estimated 726,000 patients in the U.S. suffering from peripheral vascular disease, of whom over 100,000 would require a limb amputation. Current treatments for patients with peripheral vascular disease include drug therapy in the initial stages of the disease and surgery if the disease has progressed or is incapacitating. If drug therapy is selected, agents designed to improve blood flow by decreasing blood viscosity and low dose aspirin are therapies of choice. When these agents are used in combination with a program of daily walking and ceasing smoking, improved function may be obtained and the need for invasive surgical therapies may be postponed or eliminated. Surgical intervention includes arterial grafting, surgical removal of the fatty plaque deposits and endovascular treatments such as angioplasty.

         CONGESTIVE HEART FAILURE. Congestive heart failure is caused when the heart is unable to contract adequately to pump blood throughout the body. The normal physiological stimulation of heart function is generated when chemical transmitters known as catecholamines bind with certain receptors on the surfaces of heart cells, triggering a series of events that result in increased heart rate and force of contraction. Typically, in congestive heart failure, the heart is unable to respond adequately to catecholamines. According to the American Heart Association, in 1999 there were an estimated 4.6 million patients in the U.S. who had congestive heart failure which was the single most frequent cause of hospitalization for people 65 and older. According to the American Heart Association, approximately 50% of patients with congestive heart failure die within five years of diagnosis. Current treatments for congestive heart failure include drug therapy, and rarely, heart transplantation. Currently available drug treatments generally only treat symptoms and have a limited effect on the progression of the disease.

         HEART ATTACK. A heart attack occurs when a blockage in a coronary artery severely restricts or completely stops blood flow to a portion of the heart. When blood supply is greatly reduced or stopped for more than a short time, heart muscle cells die. Heart muscle cells generally lack the ability to multiply to replace the dead cells. In the healing phase, after a heart attack, white blood cells migrate into the area and remove the dead heart muscle cells, and fibroblast cells proliferate and form a fibrous collagen scar in the affected region of the heart. Following a heart attack, the heart's ability to maintain normal function will depend on the location of the damage and the amount of damaged tissue. The American Heart Association estimated that in 1999 approximately 1.1 million patients would have a heart attack and an estimated 350,000 patients would die as a direct result of a heart attack. Current therapeutic treatments for heart attack focus on acute care upon the onset of a heart attack and on long-term care to limit the development of heart failure and recurrent heart attack. A form of drug therapy may be used to dissolve a blood clot immediately following a heart attack. After a heart attack, patients generally are required to take medicines to alleviate symptoms and to make certain lifestyle changes, such as altering their diet, increasing their exercise levels and ceasing smoking.

GENE THERAPY

         Gene therapy is an approach to the treatment and prevention of genetic and acquired diseases. This approach involves the insertion of genetic information into target cells to cause the cells to produce specific proteins to correct or modulate disease conditions. Proteins are fundamental components of all living cells and are essential for cellular structure, growth and function. By directing the cells to produce proteins, gene therapy offers the opportunity to correct defects or diseases that could not formerly be treated.

         A key factor in the progress of gene therapy is the development of safe and efficient methods of transferring genes into cells. One important gene delivery approach relies on viral gene transfer, in which modified viruses are used to transfer the desired genetic material into cells. This method involves the incorporation of a target gene into a delivery system called a viral vector. A number of different viral vectors, including adenovirus, adeno-associated virus and retrovirus, are being used for potential gene therapy applications.

         The use of viruses takes advantage of their ability to introduce genes into host cells and to use the host's metabolic machinery to produce proteins essential for the survival and function of the virus. Viruses used as vectors are genetically modified (1) to remove DNA necessary for the virus to replicate and (2) to contain desired gene. In order to achieve a therapeutic effect, the viral vector must carry the desired gene and transfer that gene into a sufficient number of target cells.

COLLATERAL'S APPROACH

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

         Our angiogenic gene therapy methods are based on intravascular delivery of a gene or a combination of genes designed to enhance and promote the development of additional blood vessels which could restore adequate levels of blood flow to oxygen-deprived tissues. We have designed our initial gene therapy products for non-surgical administration by an interventional cardiologist using our methods of gene therapy. Our preferred methods involve a one-time intra-coronary infusion of the product through a standard cardiac catheter, which could be administered at the time of initial angiography, on an out-patient basis. Gene transfer can be accomplished using a human replication-deficient adenovirus vector.

         Generx-TM-, our initial angiogenic product candidate, is presently in human clinical trials. Our other angiogenic product candidates are in preclinical development.

         MYOCARDIAL ADRENERGIC SIGNALING. We are also developing methods of gene therapy to enhance myocardial adrenergic signaling in patients with advanced congestive heart failure by increasing the heart's ability to contract in response to catecholamine stimulation, an aspect of the heart's normal physiological response. In severe heart failure, the ability of the heart to respond to catecholamines is markedly impaired. In our preclinical research, investigators demonstrated that gene therapy can be used to produce the protein adenylylcyclase in heart muscle cells. Production of this protein in animals caused an increase in the response to catecholamine stimulation which in turn enhanced the heart's ability to contract.

         HEART MUSCLE REGENERATION. We are also developing methods of gene therapy for the treatment of heart attack. Our research on the treatment of heart attack is focused on the regeneration of heart muscle to reduce the effects of muscle cell death and possibly improve heart performance following a heart attack. We are exploring certain genes that may have the ability to prevent or reduce the formation of scar tissue in the heart or otherwise modulate cell development to improve cardiac function after a heart attack. If these genes are confirmed to have the ability to improve cardiac function, we plan to develop a non-surgical gene therapy product that could be delivered by intra-coronary administration following heart attack using our methods of gene therapy.

CORE TECHNOLOGIES

         Collateral's non-surgical gene therapy products use technology which includes:

                  -        methods of gene therapy,

                  -        therapeutic genes, and

                  -        gene delivery vectors.

         METHODS OF GENE THERAPY. Our core technologies are focused on the administration of therapeutic genes to patients through the use of non-surgical, intravascular delivery. The products are being developed to be administered by an interventional cardiologist through a standard cardiac catheter. We intend to use this technology to provide a means to increase production of specific proteins in living cells and thereby alter cell function as a therapy to treat a disease condition. Our method of delivering angiogenic genes to the heart is the subject of a U.S. patent which was issued in August 1998. Please see "Risks Related to Our Business--If our product candidates do not successfully complete the clinical trial process, we will not be able to market them" and "Risks Related to Patents and Proprietary Information" for further information regarding these methods.

         PORTFOLIO OF THERAPEUTIC GENES. Genes which regulate biological activity in the cardiovascular system are key enabling components of our core technology. Our portfolio consists of genes which we either discovered or exclusively licensed for use in the development of cardiovascular gene therapy products. Most of these genes in our portfolio are subject to issued patents and pending patent applications. Please see "Risks Related to Our Business--Risks Related to Patents and Proprietary Information".

         GENE DELIVERY VECTORS. We are using the human adenovirus gene delivery vector, rendered replication-deficient by deleting specific portions of its DNA and incorporating a particular therapeutic gene or genes. We are also seeking to refine and enhance our proprietary methods of gene therapy to include, for example, modified adenoviral, adeno-associated viral and other gene delivery vectors, and to broaden the application of our methods of gene therapy to treat other cardiovascular diseases.

PRODUCT DEVELOPMENT PROGRAMS

         The following table shows the development status of GENERX-TM- and our other non-surgical cardiovascular gene therapy product candidates:

         PRODUCT                     TECHNOLOGY                       MEDICAL                 DEVELOPMENT
        CANDIDATE                (DESIGNATED GENE)                  INDICATION                   STATUS
        ---------                -----------------                  ----------                -----------

                                                             Stable exertional angina
         GENERX-TM-                Angiogenesis                   due to coronary          In Clinical Trials
                                      (FGF-4)                     artery disease

                                                             Stable exertional angina
         GENEVX-TM-                Angiogenesis                   due to coronary              Preclinical
                                      (VEGF)                      artery disease

        GENVASCOR-TM-              Angiogenesis                      Peripheral                Preclinical
                                     (FGF-4)                     vascular disease

                                    Angiogenesis
         GENECOR-TM-         (Combination of Angiogenic               Ischemic                 Preclinical
                                       Genes)                      heart disease

                               Myocardial adrenergic
        CORGENIC-TM-                 signaling                       Congestive                Preclinical
                                       (AC-6)                      heart failure

         MYOCOR-TM-             Heart muscle regeneration           Heart attack                Research


         GENERX-TM-, which uses the FGF-4 gene in an adenovirus vector, is our initial angiogenic product, designed for the treatment of patients with stable exertional angina due to coronary artery disease. In May 1998, Berlex Laboratories, Inc., a subsidiary of our partner Schering AG, initiated a Phase 1/2 clinical trial for GENERX-TM- in collaboration with us. The Phase 1/2 trial was designed as a placebo-controlled double-blind study and was conducted at 12 medical centers in the U.S. In March 2000, based on preliminary results from the Phase 1/2 trial, Collateral reported plans to move forward with large-scale pivotal clinical trials of GENERX-TM- in collaboration with Schering AG.

         GENEVX-TM-, which uses a VEGF gene in an adenovirus vector, is our second product and is also designed for the treatment of patients with stable exertional angina due to coronary artery disease. We believe that this product, like GENERX-TM-, has the potential to stimulate the growth of collateral blood vessels that will increase blood flow and improve heart function in an ischemic region of the heart.

         GENVASCOR-TM-, which uses the FGF-4 gene in an adenovirus vector, is our first product designed for the treatment of peripheral vascular disease. We are currently conducting preclinical studies in order to support a regulatory submission for this product in collaboration with Schering AG.

We believe that this product has the potential to stimulate the growth of collateral blood vessels which will increase blood flow and function in an ischemic region of peripheral tissue, particularly the lower limbs.

         GENECOR-TM- which uses a combination of angiogenic genes is based on our angiogenesis technology and its application to the treatment of ischemic heart disease, which could include congestive heart failure. We are presently conducting preclinical studies of GENECOR-TM- in order to support an investigational new drug application.

         CORGENIC-TM- is our first product being developed to enhance the heart's ability to contract for the treatment of congestive heart failure. We are presently conducting preclinical studies of CORGENIC-TM- in order to support an investigational new drug application.

         We are conducting discovery research to develop a potential product, MYOCOR-TM-, intended to cause the regeneration of heart muscle to reduce the effects of muscle cell death and possibly improve heart performance following a heart attack.

COLLABORATIVE, LICENSING AND RESEARCH ARRANGEMENTS

         THE FOLLOWING SECTION DESCRIBING CERTAIN COLLABORATIVE AND LICENSING ARRANGEMENTS CONTAINS CERTAIN INFORMATION CONCERNING THE POTENTIAL FEES WHICH ARE PAYABLE BY US UNDER SUCH ARRANGEMENTS. WE CONTINUALLY EVALUATE THE SAFETY, EFFICACY AND POSSIBLE COMMERCIALIZATION OF OUR THERAPEUTIC GENES AND METHODS OF GENE THERAPY. ON THE BASIS OF SUCH EVALUATIONS, WE MAY ALTER OUR CURRENT RESEARCH AND DEVELOPMENT PROGRAMS. ACCORDINGLY, WE MAY ELECT TO CANCEL, FROM TIME TO TIME, ONE OR MORE OF THESE ARRANGEMENTS SUBJECT TO ANY APPLICABLE ACCRUED LIABILITIES AND, IN CERTAIN CASES, TERMINATION FEES. ALTERNATIVELY, THE PARTY TO SUCH ARRANGEMENT MAY, IN CERTAIN CIRCUMSTANCES, BE ENTITLED TO TERMINATE THE ARRANGEMENT. FURTHER, THE AMOUNTS PAYABLE UNDER CERTAIN OF OUR ARRANGEMENTS DEPEND ON THE NUMBER OF PRODUCTS OR INDICATIONS FOR WHICH ANY PARTICULAR TECHNOLOGY LICENSED UNDER SUCH ARRANGEMENT IS USED BY US. THUS, ANY STATEMENT OF POTENTIAL FEES PAYABLE BY US UNDER EACH ARRANGEMENT IS SUBJECT TO A HIGH DEGREE OF POTENTIAL VARIATION FROM THE AMOUNTS INDICATED IN THIS REPORT.

         Our business strategy includes the establishment of research collaborations with major pharmaceutical and biotechnology companies and academic institutions. The purpose of these collaborations is to support and supplement our discovery, preclinical and Phase 1/2 clinical research and subsequent development phases. Our strategy also includes the implementation of long-term strategic partnerships with major pharmaceutical and biotechnology companies to support Phase 2 and Phase 3 clinical trials and product commercialization activities, including product manufacturing, marketing and distribution. To date, we have established one such relationship with Schering AG. For further information regarding this collaboration please see "Other Risks Related to Our Business--We may not be able to successfully establish and maintain collaborative and licensing arrangements which could hinder or prevent our ability to develop and commercialize our potential products" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         SCHERING AG COLLABORATION, LICENSE AND ROYALTY AGREEMENT

         In May 1996, Collateral entered into a collaboration agreement with Schering AG which established a strategic alliance to develop and commercialize gene therapy products to promote angiogenesis. Under this collaboration agreement, we agreed to conduct research and development in the field of gene therapy to promote angiogenesis solely with Schering AG during the term of the agreement, until May 2001, and Schering AG was granted exclusive rights for certain gene therapy technology that arose out of our 1996 base technology in the field or from technology developed under our collaboration agreement, provided that Schering AG pays milestone and other fees including royalties based on net sales for each licensed product. Schering AG can sublicense rights to its affiliates without our consent and to third parties who are not its affiliates with our consent which is not to be unreasonably withheld.

         In exchange for such rights, Schering AG agreed to:

                  -        purchase up to $5.0 million of our equity;

                  - contribute up to $5.0 million annually to support our research and development pursuant to the collaboration agreement for a product considered an "initial product" under the terms of the agreement, which amount may be increased to support research and development for additional products presented by us and accepted by Schering AG within the field of gene therapy to promote and enhance angiogenesis;

                  - pay us milestone payments totaling up to $20.5 million for the initial product, and up to $20.5 million for each new product presented by us and accepted by Schering AG under the terms of the agreement, based on our achievement of milestones pertaining to certain regulatory filings and to Schering's development and commercialization of the products; and

                  - pay us a royalty rate based on worldwide net sales of each product, and pay us an additional supplemental royalty based on worldwide net sales of each product and the product's cost of goods, up to a maximum specified royalty rate, on a country-by-country basis; which royalty payments are to be made from the first commercial sale until the later of 10 years following the first sale in such country or the expiration of the last to expire patent covering technology licensed or developed under the agreement which has valid claims in such country.

         Under the agreement, Collateral and Schering AG are collaborating in the performance of certain research and development activities in the field of angiogenic gene therapy, with Schering AG responsible for the preparation and filing of regulatory applications and approvals for the initial product and for any new product presented to and accepted by Schering AG pursuant to our agreement. Schering AG is also responsible for all activities relating to the manufacture, marketing and sale of such products.

         Schering AG has a right of first refusal under our collaboration agreement, through May 2003, to enter into exclusive license agreements with us for new product opportunities that we present to them in the field of angiogenic gene therapy, to the extent the new product arose out of our 1996 base technology in the field or from technology developed under our collaboration agreement. If Schering AG elects to pursue a new product opportunity presented by us, but we are subsequently unable to reach agreement with Schering AG on terms and conditions for the product opportunity, then we may take steps to develop such product on our own or with third parties, provided that we or our licensees pay Schering AG a royalty on worldwide net sales of the new product. This arrangement is also subject to a residual right of Schering AG to enter into an agreement on the same terms as were offered to a third party.

         Schering AG has a right of first negotiation under our collaboration agreement, through May 2003, to enter into exclusive license agreements with us for certain new products outside the field of gene therapy to promote angiogenesis, if the new products use technology developed under the collaboration agreement. From May 2003 through May 2006, Schering AG has a right of first offer to enter into a license agreement with us covering potential new products in the field of gene therapy to promote angiogenesis, and products outside of the field and certain technology and know-how, to the extent such products, technology or know-how use technology developed under the collaboration agreement.

         Schering AG has a right to terminate the collaboration agreement on 60 days prior written notice to us. Upon such notice, Schering AG is required to pay us a termination fee. In addition, Schering AG would be required to provide us with copies of and the right to reference all investigational new drug applications or any other submissions that had been filed by Schering AG with regulatory health authorities with respect to products covered under the collaboration agreement. In the event that Schering AG terminates the agreement by payment of the termination fee, Schering AG's rights to our base technology would terminate at the end of the 60-day notice period. In addition, both Schering AG and Collateral would have a paid-up, irrevocable, royalty-free, nonexclusive, worldwide license, with the right to sublicense, to any new inventions made during and pursuant to the collaboration agreement.

         If a third party which is a competitor of Schering AG or us acquires substantially all of our assets or 49% or more of our voting stock, then Schering AG may terminate the collaboration agreement upon 90 days written notice, without payment of a termination fee. Upon such termination, Schering AG would retain any license granted by us to them subject to Schering AG's compliance with the terms of the agreement, including their obligations to pay royalties, while any licenses granted by Schering AG to us would terminate.

         Either Schering AG or Collateral could also terminate the agreement upon 60 days notice in the event that a dispute of the Steering Committee established under the agreement is not subsequently resolved by the Presidents or Chairmen of Collateral and of Berlex Laboratories on behalf of Schering AG. If Collateral terminates the agreement on such basis, then any rights of Schering AG would become non-exclusive, provided that Schering's obligations to pay royalties would continue. If Schering AG terminates the agreement on such basis, then any licenses granted by us to Schering AG would be terminated.

         In 1995, Schering AG provided $500,000 in loans to fund our operations. Principal and interest on the loans are due upon demand. In May 1996, under the collaboration agreement, Schering Berlin Venture Corp., an affiliate of Schering AG, made an equity investment of $2.5 million in us. Following our securing certain rights to develop a gene, in June 1997, Schering Berlin Venture Corp. made an additional equity investment of $2.5 million in us. Finally, in June 1997, Schering Berlin Venture Corp. made an additional equity investment of $679,808 in us. As of December 31, 1999, Schering Berlin Venture Corp. owned 12.23% of all of our outstanding common stock. As of December 31, 1999, Schering AG had paid us an aggregate of $17.1 million in research and development support and milestone payments. As of December 31, 1999, Collateral had submitted an additional product opportunity to Schering AG, and another product opportunity was in the process of submission, however the parties had not reached agreement with respect to such additional product opportunities.

         We rely on our collaboration with Schering AG for significant funding in support of our research efforts on gene therapy for the promotion and enhancement of angiogenesis. If this funding were reduced or terminated, we would be required to:

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

         For more information regarding our collaboration with Schering AG please see "Other Risks Related to Our Business--We may not be able to successfully establish and maintain collaborative and licensing arrangements which could hinder or prevent our ability to develop and commercialize our potential products" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         UNIVERSITY OF CALIFORNIA LICENSE AGREEMENTS

         ANGIOGENESIS GENE THERAPY. In September 1995, we entered into an exclusive license agreement with the Regents of the University of California, with the right to sublicense, in the U.S. and in other countries for a gene therapy approach for the promotion and enhancement of angiogenesis. This gene therapy approach is based on scientific discovery research conducted at the laboratory of Dr. H. Kirk Hammond, a co-founder, director and principal stockholder of our company. The agreement may be canceled by us on 60 days notice, following which we would continue to be responsible only for obligations and liabilities accrued prior to termination. Under the agreement, we are obligated to pay a non-refundable $550,000 licensing fee payable in installments, of which $200,000 had been paid as of December 31, 1999. If we pursue development of products incorporating technology licensed under this agreement, we could be obligated to pay (1) an annual royalty fee based on net sales of products incorporating the technology licensed under the agreement and (2) a minimum annual royalty fee (which may be offset against the previously mentioned net sales-based royalty fee). For the period from 2003 through 2007, the minimum annual royalty fees could amount to $2.15 million and, in each succeeding calendar year after 2007, $750,000 for the life of the agreement.

         GENE THERAPY FOR CONGESTIVE HEART FAILURE. In January 1997, we entered into an exclusive license agreement with the Regents of the University of California, with the right to sublicense, in the U.S. and in other countries for rights to a gene therapy approach for congestive heart failure. The gene therapy approach relates to increasing myocardial adrenergic responsiveness and is based on scientific discovery research conducted at Dr. Hammond's laboratory. The agreement may be canceled by us on 60 days notice, following which we would continue to be responsible only for obligations and liabilities accrued prior to termination. Under the agreement, we are obligated to pay a nonrefundable $650,000 licensing fee payable in installments, of which $200,000 had been paid as of December 31, 1999. If we pursue development of products incorporating technology licensed under this agreement, we could be obligated to pay (1) an annual royalty fee based on net sales of products incorporating the technology licensed under the agreement and (2) a minimum annual royalty fee (which may be offset against the net sales-based royalty fee). For the period from 2004 through 2008, the minimum annual royalty fee could amount to $2.15 million and, in each succeeding calendar year after 2008, $750,000 for the life of the agreement.

         ANGIOGENIC GENE THERAPY FOR CONGESTIVE HEART FAILURE. In June 1997, we entered into an exclusive license agreement with the Regents of the University of California, with the right to sublicense, in the U.S. and in other countries for another gene therapy approach for congestive heart failure. This gene therapy approach for promoting and enhancing angiogenesis for the treatment of congestive heart failure is based on scientific discovery research conducted at Dr. Hammond's laboratory. The agreement may be canceled by us on 60 days notice, following which we would continue to be responsible only for obligations and liabilities accrued prior to termination. Under the agreement, we are obligated to pay a non-refundable $325,000 licensing fee payable in installments, of which $50,000 had been paid as of December 31, 1999. If we pursue development of products incorporating technology licensed under this agreement, we could be obligated to pay (1) an annual royalty fee based on net sales of products incorporating the technology licensed under the agreement and (2) a minimum annual royalty fee (which may be offset against the net sales-based royalty fee). For the period from 2005 through 2009, the minimum annual royalty fee could amount to $700,000 and, in each succeeding calendar year after 2009, $300,000 for the life of the agreement.

         The University of California licensing agreements formed the initial basis for our technology regarding methods of gene therapy and were entered into to advance our present efforts to develop gene therapy products.

         Each of these agreements provides us with exclusive rights, subject to rights of the U.S. Government, to develop and commercialize technology covered by patent applications that have been filed in the U.S. and in certain other countries. Under the terms of these agreements, we are required to satisfy certain due diligence provisions with respect to the timely development and commercialization of products covered by patents under the terms of the agreements. If we fail to meet the due diligence deadlines, the Regents may terminate the agreement or reduce the exclusive licenses to nonexclusive licenses. We are entitled to an extension of the due diligence deadlines upon payment of certain fees. In the event of a material breach by us of any of these agreements, which remains uncured for 60 days, the agreement that was breached may be terminated by the Regents.

         NEW YORK UNIVERSITY RESEARCH AND LICENSE AGREEMENT

         In March 1997, we entered into an agreement with New York University. Under this agreement, we have an exclusive worldwide license (with the right to sublicense) to certain technology covering development, manufacture, use and sale of gene therapy products based on FGF-4 for the treatment of coronary artery disease, peripheral vascular disease and congestive heart failure. This agreement provides us with exclusive rights in such fields to develop and commercialize technology covered by patents and patent applications that have been filed in the U.S. and in certain other countries.

         Under this agreement, we agreed to pay New York University license fees through the completion of the first full year of sales of licensed product which, if made through the year 2002, would aggregate up to $225,000, of which $150,000 was paid as of December 31, 1999. If we pursue development of licensed products under this agreement, we could be obligated to pay up to an aggregate amount of $1.8 million, of which $250,000 has been paid as of December 31, 1999, for each product in milestone payments. In addition, beginning in the year in which we complete one full year of sales of licensed products and continuing thereafter until the agreement terminates or expires, we could also be obligated to pay minimum annual royalty fees of up to $500,000 which may be offset against annual royalty fees based on net sales of licensed products during each calendar year. We have also funded a three-year research program directed by us using the technology covered by the patents and applications.

         Under the terms of this agreement, we are required to satisfy certain due diligence provisions with respect to the timely development and commercialization of products covered by patents under the terms of the agreement. Failure to meet any due diligence requirements could result in the termination of the agreement unless we and New York University mutually agree otherwise or we pay New York University an additional fee to extend the due diligence deadline. New York University may terminate the agreement upon a failure to pay any amounts due under the agreement which remains uncured for 30 days or upon any other material breach of the agreement by us which remains uncured for 60 days. On April 28, 1998, we amended this agreement with New York University to expand the scope of the research conducted under this agreement and pay additional funds to New York University. In connection with this research program, we were obligated to pay up to $675,000 in research funding, of which all had been paid as of December 31, 1999.

         DIMOTECH LTD. AND TECHNION RESEARCH & DEVELOPMENT FOUNDATION LICENSE AGREEMENT

         In October 1996, we entered into an agreement with Dimotech Ltd., a wholly-owned subsidiary of Technion Research and Development Foundation, located at the Gurtwith Science Based Industries Center in Haifa, Israel, and the inventor of the licensed technology, who is employed by Technion Research and Development Foundation. Under this agreement, we have an exclusive worldwide license with the right to sublicense to make, use and sell products for the treatment of cardiovascular diseases, including coronary artery disease, peripheral vascular disease and congestive heart failure, covered by any patents with claims to VEGF-145, a vector comprising VEGF-145 or the use of VEGF-145 for the treatment of cardiovascular diseases.

         If we pursue development of products or processes incorporating technology licensed under this agreement, then, in addition to a $16,000 paid license fee we would be obligated to pay up to an aggregate of $450,000 (of which $125,000 had been paid as of December 31, 1999). Milestone payments are paid on a per product or process basis upon successful achievement of certain product development benchmarks. In addition, beginning the later of (a) the year 2004 or (b) the issuance in the U.S. and/or the European Union of a patent covering certain patentable material licensed under the agreement, we could be obligated to pay minimum annual royalties up to an aggregate amount of $1.2 million through the year 2008. In each succeeding calendar year after 2008, we could be obligated to pay a minimum annual royalty of $500,000 for the life of the agreement. These minimum annual royalties may be offset against annual royalty fees payable by us based on net sales of any products covered by any patents that issue.

         Under the terms of this agreement, we are required to satisfy certain due diligence provisions with respect to the timely development and commercialization of products covered by any patents under the agreement. If the due diligence deadlines are not met, we may extend the due diligence deadline for 12 months upon payment of an additional fee. As of December 31, 1999, we have paid $100,000 for two extensions of these deadlines. Technion may terminate the agreement in the event of a material breach of the agreement by us which remains uncured for 60 days. We may terminate the agreement at our option upon 60 days written notice and payment of a termination fee.

         VETERANS MEDICAL RESEARCH FOUNDATION RESEARCH AGREEMENTS

         Since 1995, we have contracted with the Veterans Medical Research Foundation located in San Diego, California and operating at the Veterans Affairs Medical Center to conduct certain research activities. In March 1999, we entered into another three-year agreement with the Veterans Medical Research Foundation. Under this agreement, Dr. Hammond, who serves as the investigator for the related studies, and the Veterans Medical Research Foundation agree to utilize their best efforts to conduct studies in the field of cardiovascular disease. In consideration for such services, we have agreed to pay the Veterans Medical Research Foundation monthly fees based on the overall level of expenditures for research and development, plus certain administrative overhead charges. To the extent that U.S. government resources are used in connection with the work done, the U.S. government may have certain rights as defined by U.S. law and may choose to exercise those rights.

         UNIVERSITY OF MISSOURI SPONSORED RESEARCH CONTRACT

         In 1998, we entered into an agreement with the Curators of the University of Missouri-Columbia under which the University of Missouri would conduct discovery research directed by us into the study of collateral blood flow as it relates to peripheral vascular disease. Under this agreement, we were obligated to pay a total of $150,000 all of which was paid as of December 31, 1999. This agreement terminated in 1999. In 1999, we entered into additional agreements for ongoing discovery research into the study of collateral blood flow as it relates to peripheral vascular disease. Under these agreements, we were obligated to pay up to an aggregate funding amount of $277,438 all of which was paid as of December 31, 1999.

         MEDICAL COLLEGE OF WISCONSIN INVESTIGATOR AGREEMENT

         In November 1998, we entered into an agreement with the Medical College of Wisconsin. Under this agreement, Dr. Philip Clifford is to conduct discovery research into the study of blood flow and locomotor function as it relates to peripheral vascular disease. We have agreed to provide the Medical College with research funding for work done under this agreement. This agreement grants us the right to all inventions, discoveries and developments generated under the study. The initial term of this agreement was October 1998 to April 1999. In 1999, we extended this agreement through December 31, 1999. Under this agreement, we could be obligated to pay up to an aggregate amount of $257,248, of which $194,137 has been paid as of December 31, 1999. The final payments were made in January 2000.

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

                  CELL GENESYS COLLABORATIVE RESEARCH AGREEMENT. In November 1998, we entered into a collaborative research agreement with Cell Genesys, Inc. for purposes of evaluating Cell Genesys' second-generation recombinant adenoviral vectors for application in the field of cardiovascular gene therapy. Under this agreement, we and Cell Genesys have options to negotiate the terms of licenses for the use of such second-generation recombinant adenoviral vectors. Either party may terminate upon 60 days prior written notice.

PATENTS AND PROPRIETARY RIGHTS

         Our core technologies depend on the use of genes which regulate biological activity in the cardiovascular system. We have either discovered or exclusively licensed certain genes for use in our gene therapy products. Our gene portfolio includes both issued patents and pending patent applications.

         Our current methods of gene therapy use a replication-deficient adenovirus gene delivery vector. We are also seeking to refine and enhance our proprietary methods of gene therapy to include other gene delivery vectors, and to broaden the applications of our methods of gene therapy. For more specific information regarding our patent portfolio, please see "Core Technologies."

         We have acquired rights to technology covered by several U.S. patents and more than 10 U.S. patent applications, as well as corresponding patent applications in certain other countries. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are considered important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

         Our business success will depend on our ability and the ability of our licensors:

                  - to obtain patent protection of our technologies, both in the U.S. and in other countries,

                  -        to defend patents once obtained,

                  - to maintain trade secrets and operate without infringing upon the patents and proprietary rights of others, and

                  - to obtain appropriate licenses to patents or proprietary rights held by others, if any, that may relate to our technology, both in the U.S. and in other countries.

         For more detailed information regarding the importance of our proprietary rights and related risks, please see "Risks Related to Our Business--Risks Related to Patents and Proprietary Information."

GOVERNMENT REGULATION

         All of our potential products will require regulatory approval by U.S. and/or other governmental agencies prior to commercialization. Human therapeutic products are subject to rigorous preclinical and clinical testing and other premarket approval procedures administered by the FDA and similar authorities in other countries. The FDA exercises extensive regulatory authority over all facets of our products, from development through commercialization. Government agencies in other countries have similar authority. In some cases, local and state requirements also apply.

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

         Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase 1, clinical trials generally are conducted with a small number of subjects, who may or may not have a specific disease, to determine the preliminary safety profile. In Phase 2, clinical trials are conducted with larger groups of patients who have a specific disease. The purpose of this phase is to determine preliminary efficacy and optimal dosages and to obtain expanded evidence of safety. In Phase 3, large-scale, multicenter, controlled clinical trials are conducted with patients who have a target disease. The purpose of this phase is to provide enough data for the statistical proof of efficacy and safety required by the FDA and others for market approval. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension or termination of clinical trials. Because gene therapy products are a new category of therapeutics, there can be no assurance as to the length of the clinical trial period or the number of patients the FDA will require to be treated in the clinical trials.

         FDA marketing approval must be obtained after completion of clinical trials of a new product. We expect that our products will be regulated as biological products. Our products are also subject to the drug provisions of the Federal Food, Drug and Cosmetic Act. However, the FDA's regulatory approach may evolve as scientific knowledge increases in the area of somatic and gene therapy. Current regulations relating to biologic drugs will require us to submit to the FDA a marketing application, which must be approved by the FDA before commercial marketing is permitted. The marketing application must include results of product development activities, preclinical studies and clinical trials, in addition to detailed manufacturing information. FDA approval of the marketing application generally takes at least one year but could take substantially longer. The FDA may also request additional data relating to safety and efficacy. Even if this data is submitted, the FDA may ultimately decide that a marketing application does not satisfy its regulatory criteria for approval. The FDA may modify the scope of the desired claims or require the addition of warnings or other safety-related information. The FDA may also require additional clinical tests following approval based upon product safety data. Such products remain subject to continual review, and to later discovery of previously unknown problems. This may result in restrictions on marketing, or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

         The FDA requires that product manufacturers comply with current Good Manufacturing Practices as a condition for performing clinical studies and for product approval. In complying with current Good Manufacturing Practices, manufacturers must expend resources on a continuing basis in production, record keeping and quality control. Manufacturing facilities are subject to periodic inspections by the FDA to ensure compliance. Failure to pass such inspections may result in suspension of manufacturing, seizure of the product, withdrawal of approval or other regulatory sanctions. The FDA may also require the manufacturer to recall a product.

         In addition to regulations enforced by the FDA, we are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state and local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals, biological materials and radioactive compounds. Even if our safety procedures for handling and disposing of such materials comply with the standards prescribed by local, state and federal laws and regulations, the risk of contamination or injury from these materials cannot be eliminated. In such an event, we could be held liable for any resulting damages, and any such liability could exceed our resources.

         For further information regarding the impact of various government regulations please see "Risks Related to Our Business--If our product candidates do not successfully complete the clinical trial process, we will not be able to market them.", "Other Risks to Our Business--We depend on third-party manufacturers or collaborators to manufacture our products which may delay or impair our ability to develop and commercialize products on a timely and a competitive basis or adversely affect our potential future profitability", and "We may incur substantial cost related to our use of hazardous materials." Please also see "Risks Related to Our Industry--We are subject to extensive government regulation which could prevent or delay the commercialization of our products."

COMPETITION

         We are aware of a number of companies and institutions that are developing or considering the development of potential gene therapies, cell therapy treatments and therapies infusing proteins which promote or enhance angiogenesis. These organizations include early-stage gene therapy and other biotech companies, fully-integrated pharmaceutical companies, universities, research institutions, governmental agencies and others.

          Additionally, there are a number of medical device companies which are developing innovative surgical procedures. These include laser-based systems to stimulate coronary angiogenesis, as well as surgical devices and catheter-based treatments, including balloon angioplasty, atherectomy and coronary stenting. In addition, our potential products will be required to compete with existing pharmaceutical products, or products developed in the future, that are based on new or established technologies. For further information regarding competition in our industry, please see "Risks Related to Our Industry--We face intense competition in our industry which could render our potential products less competitive or obsolete."

MANUFACTURING

         Schering AG is responsible for all activities relating to the manufacture of products developed under our agreement with them. We do not have manufacturing capacity and currently plan to establish relationships with others for the manufacture of clinical trial material and the commercial production of our other products. We may not be able to establish relationships with manufacturers on commercially acceptable terms. In addition, we cannot be sure that Schering AG or others will be able to manufacture products in commercial quantities under current Good Manufacturing Practices as required by the FDA on a cost-effective basis. For further information regarding risks related to manufacturing, please see "Other Risks to Our Business--We may not be able to successfully establish and maintain collaborative and licensing arrangements which could hinder or prevent our ability to develop and commercialize our potential products" and "We depend on third-party manufacturers or collaborators to manufacture our products which may delay or impair our ability to develop and commercialize products on a timely and a competitive basis or adversely affect our potential future profitability."

SALES AND MARKETING

         We do not plan to develop our own sales and marketing capability for our products. We plan to rely solely upon strategic partners to market and sell our products. Schering AG is responsible for all activities relating to the marketing and sale of products developed under our agreement with them. For further information regarding factors impacting our ability to sell and market our products, please see "Other Risks Related to Our Business--We may not be able to successfully establish and maintain collaborative and licensing arrangements which could hinder or prevent our ability to develop and commercialize our potential products" and "We depend on third-party manufacturers or collaborators to manufacture our products which may delay or impair our ability to develop and commercialize products on a timely and competitive basis or adversely affect our potential future profitability."

HUMAN RESOURCES

         As of December 31, 1999, we had 56 full-time employees, including 39 in research and development, including clinical and regulatory affairs, and 17 in finance, legal and other administration. Of these employees, 21 hold advanced degrees, of which 12 are M.D.s or Ph.D.s. Our success will depend in large part on our ability to attract and retain key employees and scientific advisors. Competition among biotechnology and pharmaceutical companies for highly skilled scientific and management personnel is intense. We may not be able to retain our existing personnel or advisors, or attract additional qualified employees. For further information regarding our key personnel please see "Other Risks Related to Our Business--If we are not able to attract and retain key personnel and advisors, it may adversely affect our ability to obtain financing or develop our products."

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         [CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION
                              REFORM ACT OF 1995]

         Our disclosure and analysis in this report, in our Annual Report to Stockholders and in our other public statements may contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They may use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

         Any or all of our forward-looking statements in this report, in the Annual Report and in any other public statements may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below, for example regulatory approval and proprietary protection of our gene therapy products, and their market success relative to alternative products, will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

RISKS AND UNCERTAINTIES

RISKS RELATED TO OUR BUSINESS

         WE HAVE INCURRED LOSSES SINCE INCEPTION AND MAY NEVER BE PROFITABLE.

         We formed Collateral in 1995 and have only a limited operating history to review in evaluating our business and prospects. We have incurred operating losses since our inception in 1995. As of December 31, 1999, our accumulated deficit was approximately $14.8 million. We expect to incur additional losses for the foreseeable future. We also expect our losses to increase as our research and development efforts and clinical trials progress.

         Our revenues to date have consisted of payments under our collaborative arrangements and interest income. Payments under our collaborative agreements are subject to substantial risks, as described below, and interest income would be reduced as our cash decreases as a result of ongoing expenses and other capital outlays. To date, we have not generated any revenue from product sales. We do not expect to generate any revenue from our products for a number of years, if at all. If we, alone or with our collaborators, do not successfully develop, manufacture and commercialize our products, we may never achieve profitability. Even if we do achieve profitability, we cannot predict the level of such profitability.

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

                  - the time and costs involved in obtaining regulatory approvals,

                  - the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims,

                  -        the costs involved in any potential litigation,

                  -        competing technological and market developments,

                  - the willingness and ability of third parties such as Schering AG to support the development and commercialization of our potential products,

                  - changes to our existing collaborations and our potential need to establish additional collaborations or other strategic relationships,

                  -        the cost of manufacturing, and

                  - the effectiveness of our commercialization activities.

         We believe that our cash and anticipated sources of funding, including Schering AG and the net proceeds from our private placement completed on August 11, 1999, will be adequate to satisfy our anticipated capital needs through 2000. If our plans change, or if our support from collaborative partners such as Schering AG decreased, then we may need to raise additional funds through new or existing collaborations or through private or public equity or debt financings. However, additional financing may not be available on acceptable terms or at all.

         IF PRODUCTS WE ARE NOW DEVELOPING DO NOT ADVANCE BEYOND EARLY-STAGE TESTING, OUR POTENTIAL REVENUES WOULD BE REDUCED.

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

         There are many reasons that our potential products may not advance beyond early-stage testing, including the possibility that:

                  -        our potential products may be ineffective or toxic;

                  - our potential products may be too expensive to develop or manufacture;

                  - our collaborators may withdraw support for or otherwise impair the development and commercialization of our potential products;

                  - others may hold or acquire proprietary rights that could prevent us or our collaborators from developing our products; or

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

         IF OUR PRODUCT CANDIDATES DO NOT SUCCESSFULLY COMPLETE THE CLINICAL TRIAL PROCESS, WE WILL NOT BE ABLE TO MARKET THEM.

         For product candidates that advance to clinical testing, we cannot be certain that we will successfully complete the clinical trials necessary to receive regulatory product approvals. This process is lengthy and expensive. To obtain regulatory approvals, we or our collaborative partner must demonstrate through preclinical studies and clinical trials that our potential products are safe and effective for use in at least one medical indication. Promising results in preclinical studies and initial clinical trials do not ensure successful results in later clinical trials, which test broader human use of our products. Many companies in our industry have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials. Clinical trials may not result in a marketable product.

         Many factors may adversely affect clinical trials. For example, clinical trials are often conducted with patients who have the most advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse conditions for reasons that may not be related to the proposed product being tested. For instance, as reported in December 1999, the death of one patient enrolled in the Phase 1/2 trial for GENERX-TM-, which occurred approximately five months after the one-time product administration, was determined to have been unlikely to be causally related to the therapy. However, even if unrelated to our product such events could nevertheless adversely impact our clinical trials. As a result, our ability to ultimately develop and market the products and obtain revenues would suffer.

         Our clinical trials may also be adversely impacted by patient deaths or problems that occur in other trials. For example, the death of a patient in another trial in 1999 who had received an adenoviral gene delivery vector expressing an ornithine transcarbamylase gene triggered several government investigations and reviews of past and ongoing gene therapy trials.

         Such deaths and other adverse events that occur in the conduct of clinical trials may result in an increase in governmental regulations, and could result in delays or halts being imposed upon clinical trials including our own. In addition, fears regarding the potential consequences of gene therapy trials or the conduct of such trials could dissuade investigators or patients from participating in our trials, which could substantially delay or prevent our product development efforts. Such consequences could also increase the risk that any potential adverse event in our trial could give rise to claims for damages against us, or could cause further delays or a halt of our clinical trial, any of which results would negatively affect us.

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

         With respect to markets in other countries, we or our partner will also be subject to regulatory requirements governing clinical trials in those countries. Even if we complete clinical trials, we may not be able to submit a marketing application. If we submit an application, the regulatory authorities may not review or approve it in a timely manner, if at all.

         OUR COLLABORATORS MAY CONTROL ASPECTS OF OUR CLINICAL TRIALS WHICH COULD RESULT IN DELAYS OR OTHER OBSTACLES TO THE COMMERCIALIZATION OF THESE PRODUCTS.

         Our collaborative partners may have or acquire rights to control aspects of our product development and clinical programs. For example, Schering AG has rights to control the planning and implementation of product development and clinical programs related to certain angiogenic gene therapy products, including our lead product candidate GENERX-TM-. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate. In addition, if any problems or delays occur in the conduct of our clinical trials, or if Schering AG or any other collaborative partner that we depend upon were to withdraw support for our products or otherwise impair their development, our business could be negatively affected.

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

         Our business success will depend in part on our ability and that of our licensors to:

                  - obtain patent protection for our methods of gene therapy, therapeutic genes and/or gene-delivery vectors both in the U.S. and in other countries with substantial markets,

                  -        defend patents once obtained,

                  - maintain trade secrets and operate without infringing upon the patents and proprietary rights of others, and

                  - obtain appropriate licenses to patents or proprietary rights held by others with respect to our technology, both in the U.S. and in other countries with substantial markets.


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

         As more potentially competing patent applications are filed, and as more patents are actually issued, both in the field of gene therapy and with respect to component methods or compositions that we may employ in our techniques, the risk increases that we may be subjected to litigation or other proceedings that claim damages or seek to stop our product development or commercialization efforts. Even if such patent applications or patents are ultimately proven to be invalid, unenforceable or non-infringed, such proceedings are generally expensive and time consuming, and could substantially impair our product development efforts.

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

         Under our current strategy, and for the foreseeable future, we will rely on our collaborative partners to develop and/or market our products. As a result, we will depend on collaborators to perform the following activities:

                  -        fund preclinical studies,

                  -        fund clinical development,

                  -        obtain regulatory approvals, and

                  - manufacture and market any successfully developed products.

         If we are unable to maintain or expand our collaborative relationships, it could negatively affect our business.

         IF WE ARE NOT ABLE TO CONTROL THE AMOUNT AND TIMING OF RESOURCES OUR CURRENT AND FUTURE COLLABORATORS DEVOTE TO OUR PROGRAMS OR POTENTIAL PRODUCTS, OUR PRODUCT DEVELOPMENT COULD BE DELAYED OR TERMINATED, WHICH WOULD ADVERSELY AFFECT OUR REVENUES.

         Our collaborators such as Schering AG have significant discretion over whether or not to pursue development activities with us. We also cannot be certain that our collaborators will not pursue alternative technologies, on their own or with others, to develop competitive gene therapy products. If our collaborators develop competitive products, they may withdraw support for our programs. Our collaborative partners may also breach or terminate our agreements, fail to conduct their collaborative activities successfully or otherwise act in ways that impair or block the development of our potential products. As a result, our product development could be delayed or terminated, which would adversely affect our revenues. In addition, revenues we receive from marketed products under our collaborations may depend on the marketing and sales efforts of our collaborators, which may or may not be successful.

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

         IF SCHERING AG TERMINATES OUR COLLABORATION AGREEMENT OR PRODUCT DEVELOPMENT PROGRAMS, WE MAY NOT BE ABLE TO DEVELOP OUR PRODUCTS ON COMMERCIALLY REASONABLE TERMS, IF AT ALL.

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

         We effectively rely on our collaboration with Schering AG for significant funding of our angiogenic gene therapy research efforts. We cannot be certain Schering AG will continue to fund this research, especially if they develop competitive products. If they reduce or terminate this funding, we may have to fund clinical trials, product development and commercialization ourselves by using additional resources or by scaling back or terminating other research and development programs. We also may need to seek alternative collaborations or financing sources or sell or license rights to some of our proprietary technology that we consider valuable to our business. If Schering AG withdraws support, we may be unable to complete our product development programs.

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

         Further, our manufacturers may experience a variety of problems in manufacturing our products, including:

                  - an inability to manufacture commercial quantities of our products on a cost-effective basis,

                  - non-compliance with current Good Manufacturing Practices mandated by the FDA or by any other regulatory authority,

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

         Our business exposes us to potential product liability risks that are inherent in the testing, manufacture and sale of human healthcare products. Failure to obtain sufficient product liability insurance or to otherwise protect against product liability claims could prevent or delay the commercialization of our products. In addition, any product liability claim, even if shown to be invalid, or a product recall or halt in product use, could divert our resources and result in significant expenses to us.

         WE MAY INCUR SUBSTANTIAL COSTS RELATED TO OUR USE OF HAZARDOUS
MATERIALS.

         We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of biohazardous and other hazardous materials. Even if our activities currently comply with these laws and regulations, the risk of contamination or injury still exists. For example, if an accident occurs we could be responsible for any damages and the amount of the damages could exceed our resources. In addition, we may incur significant costs to comply with existing and/or expanded environmental laws and regulations in the future.

         OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT FLUCTUATIONS WHICH COULD ADVERSELY AFFECT OUR ABILITY TO RAISE ADDITIONAL CAPITAL.

         The market prices and trading volumes for securities of emerging companies in our industry have historically been highly volatile and have experienced significant fluctuations. These fluctuations may be unrelated or disproportionate to the operating performance of companies. Our common stock has been publicly traded since July 1998. As of December 31, 1999, our common stock has traded as low as $2 7/8 per share and as high as $29 7/8 per share. As of March 21, 2000, our common stock has traded as low as $2 7/8 per share and as high as 50 1/8 per share. In addition to factors related to the volatility of our industry and the stock market, the market price of our common stock may be affected by announcements regarding:

                  - results of research in our laboratories or in other laboratories,

                  - technological innovations or new products introduced by us or by competitors,

                  - development testing and clinical trial progress of our own or our competitors' product candidates,

                  - changes in government regulations or their implementation,

                  -        developments concerning proprietary rights,

                  -        litigation or other adverse proceedings,

                  - public perception regarding the safety of our products or of gene therapy in general, or

                  -        securities analysts' expectations or
                           other financial factors.

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


RISKS RELATED TO OUR INDUSTRY

         WE FACE INTENSE COMPETITION IN OUR INDUSTRY WHICH COULD RENDER OUR POTENTIAL PRODUCTS LESS COMPETITIVE OR OBSOLETE.

         There are a number of potential gene therapies, cell therapy treatments and angiogenic protein infusion therapies which could compete with our potential products. Our products would also be forced to compete with drugs or other pharmaceutical products. In addition, a number of new surgical procedures could compete with our potential products, including:

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

         WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION WHICH COULD PREVENT OR DELAY THE COMMERCIALIZATION OF OUR PRODUCTS.

         We and our collaborators are subject to extensive government regulation. The FDA and other regulatory authorities require rigorous preclinical testing, clinical trials and other product approval procedures. As gene therapy has come under increased scrutiny in the U.S. and elsewhere, the risk increases that changes in regulatory policies or procedures could slow or block the development and/or clinical testing of potential gene therapy products such as our own.

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

ITEM 2.       PROPERTIES.

         We currently occupy approximately 17,000 square feet of administrative office space in San Diego, California. This lease was entered into in 1998 and has a six-year term with one five-year renewal option. In addition, we are currently conducting research in a 11,000 square foot preclinical research center in San Diego, California. This lease was entered into in 1998 and has an initial five-year term with two five-year renewal options. We believe our facilities are adequate to meet our near-term space requirements.

ITEM 3.       LEGAL PROCEEDINGS.

         As of the date of filing of this report on Form 10-K, we are not a party to any legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended December 31, 1999.

OUR EXECUTIVE OFFICERS AND KEY EMPLOYEES

         As of March 21, 2000, the following officers and key employees hold the positions indicated:

NAME                                                 AGE    POSITION
----                                                 ---    --------
Jack W. Reich, Ph.D...............................    51    Chairman of the Board of Directors,
                                                            Chief Executive Officer and Co-Founder

Christopher J. Reinhard...........................    46    Director, President, Chief Operating and
                                                            Chief Financial Officer and Co-Founder

Tyler M. Dylan, Ph.D., J.D. ......................    38    Vice President, General Counsel and
                                                            Corporate Secretary

Jeffrey Friedman, M.D. ...........................    53    Vice President, Development

H. Kirk Hammond, M.D..............................    50    Director, Vice President, Research and Co-Founder

Victoria E. Lea ..................................    32    Controller

Kathleen E. Rooney................................    51    Vice President, Administration


JACK W. REICH, PH.D.

         Dr. Reich is a cofounder and has served as a director and Chief Executive Officer since April 1995, as President from April 1995 to September 1999 and as Chairman of the Board of Directors since June 1999. In May 1995, Dr. Reich co-founded MyoTech, Inc., a newly-established venture based upon a novel clinical service model and drug therapy to treat chronic muscle injury, which was sold in November 1996. From October 1994 to January 1995, Dr. Reich was Senior Vice President of Enterprise Partners, a Southern California based venture capital firm that has played a key role in developing biotechnology and medical technology companies. From September 1987 to October 1994, Dr. Reich was Vice President, Regulatory Affairs and Quality Operations of Gensia, Inc., a biopharmaceutical company formed to discover, develop, manufacture and market novel pharmaceutical products for the diagnosis and treatment of human disease. Dr. Reich received a B.A. in Biology from Washington and Jefferson College, a B.S. in Pharmacy from Creighton University, an M.S. in Hospital Pharmacy Administration from Temple University and a Ph.D. in Pharmaceuticals-International Pharmaceutical Administration from Temple University.

CHRISTOPHER J. REINHARD

         Mr. Reinhard is a cofounder and has served as a director and Chief Financial Officer since April 1995, as Chief Operating Officer since July 1997 and as President since September 1999. From 1990 to 1995, Mr. Reinhard was President of the Colony Group Inc., a business and corporate development company, and Reinhard Associates, an investor relations consulting company. From 1986 to 1990, Mr. Reinhard served as Vice President and Managing Director of the Henley Group, a diversified industrial and manufacturing group, and as Vice President of various public and private companies created by the Henley Group, including Fisher Scientific Group, a leading international distributor of laboratory equipment and test apparatus for the scientific community, Instrumentations Laboratory, IMED Corporation, a medical device company, Wheelabrator Technologies, an energy and environmental services company, and Henley Properties Inc., a real estate company. From 1980 to 1985, prior to the formation of the Henley Group, Mr. Reinhard was Assistant Treasurer of the Signal

Companies Inc., which in 1986 was merged with Allied Corporation to form AlliedSignal, a diversified manufacturing company. Mr. Reinhard received a B.S. in Finance and an M.B.A. from Babson College.

TYLER M. DYLAN, PH.D., J.D.

         Dr. Dylan has served as General Counsel since November 1998 and was appointed Corporate Secretary in December 1998 and Vice President in June 1999. From July 1992 to November 1998, Dr. Dylan was a member of the international law firm of Morrison & Foerster LLP and held positions including Associate, Partner and Of Counsel. In his law firm practice, Dr. Dylan worked on the development, acquisition and enforcement of intellectual property rights, as well as related business and transactional issues. He also worked with both researchers and business management in the biotech and pharmaceutical industries. Dr. Dylan received a B.Sc. in Molecular Biology from McGill University, Montreal, Canada, a Ph.D. in Biology from the University of California, San Diego, where he performed research at the Center for Molecular Genetics, and a J.D. from the University of California, Berkeley.

JEFFREY FRIEDMAN, M.D.

         Dr. Friedman has served as Vice President of Development since September 1998. From April 1997 to September 1998, Dr. Friedman was Senior Director Cardiovascular/Internal Medicine at Knoll Pharmaceutical Company. From 1992 to 1997, Dr. Friedman held various positions at Gensia, Inc., including Division Vice President of Clinical Development and Corporate Medical Director. Before joining Gensia he held various positions in clinical research and product development at E.R. Squibb & Sons, Inc. and Wyeth-Ayerst Research. Dr. Friedman was on the faculty at Cornell University Medical College prior to joining industry. Dr. Friedman earned a B.S. Degree from the University of Michigan and an M.D. from the Albert Einstein College of Medicine.

H. KIRK HAMMOND, M.D.

         Dr. Hammond, our chief scientist, is a cofounder and has served as a director and as Vice President, Research since April 1995. Since July 1994, Dr. Hammond has been Associate Professor of Medicine at UCSD. From 1987 to June 1994, Dr. Hammond was Clinical Assistant Professor of Medicine at UCSD. Since 1983, Dr. Hammond has been an active basic research scientist and cardiologist at the San Diego Veterans' Affairs Healthcare System. Dr. Hammond's laboratory at UCSD has focused on the development of gene therapy to treat cardiovascular disease and Dr. Hammond was the primary co-inventor of the technology that served as the basis for the formation of Collateral. Dr. Hammond received an M.D. from Indiana University in 1980 and is board certified in internal medicine
(1983) and cardiovascular diseases (1987).

VICTORIA E. LEA

         Ms. Lea has served as Controller since March 1999. From August 1995 to March 1999, she held various positions at Mycogen Corporation, a diversified agribusiness and biotechnology company, the most recent of which was Finance Manager. From November 1993 to June 1995, Ms. Lea was an Audit Manager at O'Sullivan Hicks, CPAs. From April 1992 to October 1993, she was a Senior Accountant at Price Waterhouse. Ms. Lea is a Certified Public Accountant and received a Bachelor of Business Administration Degree with a concentration in accounting from the University of Washington.

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

         Set forth below is the range of high and low closing sale prices for our common stock for each quarter in the fiscal years following the July 2, 1998 completion of our initial public offering, as regularly quoted in the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. Prior to the initial public offering on July 2, 1998, there was no established published trading market for our common stock.

                                  HIGH               LOW
                                  ----               ---
1998
----
Third Quarter                 $    7.875         $    3.750
Fourth Quarter                $    9.500         $    3.625

1999
----
First Quarter                  $  10.250         $    6.500
Second Quarter                 $  23.000         $    9.625
Third Quarter                  $  22.000          $  14.625
Fourth Quarter                 $  20.625          $  14.125


         As of February 29, 2000, there were approximately 1,876 beneficial stockholders of our common stock including 107 holders of record. No dividends have been paid on the common stock since our inception, and we do not anticipate paying any dividends in the foreseeable future.

         (b) The registration statement on Form S-1 filed by us with the SEC in connection with our July 8, 1998 public offering (File No. 333-51029), as amended, was declared effective by the SEC on June 24, 1998. We then filed three post-effective amendments to the registration statement. On July 2, 1998 concurrent with our filing of post-effective amendment No. 3 to the registration statement, the SEC declared our amended registration statement effective. Our net proceeds from the offering, after deducting the total expenses, were $13.0 million.

         Since the completion of the public offering in July 1998, the net offering proceeds have been applied to: approximately $10.8 million in working capital and general corporate expenditures (including research and development) and approximately $1.4 million for the purchase of machinery, equipment and leasehold improvements. The proceeds applied to purchase equipment and leasehold improvements are lower than what was estimated in the registration statement on Form S-1 as a result of a $1.0 million bank loan we obtained after the public offering that we were able to apply to acquiring such equipment and leasehold improvements. Additionally, $1.5 million of the costs to construct our preclinical laboratory facility were paid with Collateral's cash available prior to the public offering.

         We have temporarily invested the $0.8 million balance of the offering proceeds in cash equivalents and short-term investments. The cash equivalents consist primarily of high credit quality debt instruments of corporations and financial institutions with maturities of three months or less when purchased.

ITEM 6.    SELECTED FINANCIAL DATA

         The following information has been summarized from the financial statements included elsewhere in this report and should be read in conjunction with such financial statements and the related notes (in thousands except per share amounts):

                                                                                                                PERIOD FROM
                                                                                                               APRIL 3, 1995
                                                                 YEARS ENDED DECEMBER 31,                       (INCEPTION)
                                              ----------------------------------------------------------------    THROUGH
                                                                                                                 DECEMBER 31,

                                                   1999            1998            1997            1996             1995
                                              ---------------------------------------------------------------------------------
SUMMARY STATEMENTS OF OPERATIONS:
Revenues from a related party:
         Ongoing research support                  $6,392          $5,403          $3,647          $1,679         $     -
         Milestone payments                             -               -           2,000               -               -
                                              ---------------------------------------------------------------------------------
Total revenues                                      6,392           5,403           5,647           1,679               -
                                              ---------------------------------------------------------------------------------
Expenses:
         Research and development                  (9,858)         (7,451)         (5,165)         (1,142)           (398)
         General and administrative                (5,445)         (3,343)         (1,768)           (951)           (271)
Interest and other, net                             1,185             487             167              24             (10)
                                              ---------------------------------------------------------------------------------
Net loss                                         $ (7,726)        $(4,904)       $ (1,119)         $ (390)         $ (679)
                                              =================================================================================
Net loss per share (basic and diluted)             $(0.67)         $(0.62)         $ (0.24)         $ (0.11)      $ (0.38)
                                              =================================================================================

Weighted average shares used in
     computing net loss per share
     (basic and diluted)                           11,471           7,968           4,651           3,599           1,799
                                              =================================================================================

                                                                                DECEMBER 31,
                                              ---------------------------------------------------------------------------------
SUMMARY BALANCE SHEETS:                            1999            1998            1997            1996             1995
                                              ---------------------------------------------------------------------------------
Assets:
Cash, cash equivalents and
     short-term investments                       $39,628         $15,261          $5,605          $2,430            $107
Milestone receivable from related party                 -               -           2,000               -               -
Property and equipment, net                         3,065           3,413             294              91               9
Other assets                                          723             593             171              95               6
                                              ---------------------------------------------------------------------------------
Total Assets                                      $43,416         $19,267          $8,070          $2,616            $122
                                              =================================================================================

Liabilities and Stockholders' Equity:
Accounts payable and accrued expenses              $1,864          $1,647            $595            $392            $288
Notes payable to related party, including
     accrued interest                                 656             624             588             550             511
Short-term portion of note payable to bank            222             222               -               -               -
Long-term portion of note payable to bank             519             723               -               -               -
Deferred revenue                                        -             164             155             215               -
Stockholders' equity (deficit)                     40,155          15,887           6,732           1,459            (677)
                                              ---------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity        $43,416         $19,267          $8,070          $2,616            $122
                                              =================================================================================


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following comments should be read in conjunction with the Financial Statements and Notes contained therein. See "Risks and Uncertainties" regarding certain factors known to Collateral that could cause reported financial information not to be necessarily indicative of future results, including discussion of the risks related to the development, regulatory approval and proprietary protection of Collateral's gene therapy products, and their market success relative to alternative products.

OVERVIEW

         Collateral is focused on the discovery and development of non-surgical gene therapy products for the treatment of cardiovascular diseases, including coronary artery disease, peripheral vascular disease, congestive heart failure and heart attack. Our initial non-surgical gene therapy product candidates are designed to promote and enhance angiogenesis, a natural biological process that results in the growth of additional blood vessels which can carry blood flow to oxygen-deprived tissues. We intend to continue focusing on research and development of products, while leveraging our technology through the establishment of product development, manufacturing and marketing collaborations with select pharmaceutical and biotechnology companies.

         In May 1996, we entered into a strategic collaboration with Schering AG, covering gene therapy products for the promotion and enhancement of angiogenesis. Schering AG has made equity investments in Collateral in connection with this collaboration agreement and provides on-going funding for certain research and development activities. Since inception, we have also conducted research in the area of non-surgical cardiovascular gene therapy that is not funded by our collaboration with Schering AG. Accordingly, our operating expenses have increased and have exceeded revenues each year. Losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies and from administrative costs required to support our efforts, to the extent our costs were not covered by the Schering AG collaboration. Our expenses and losses are expected to trend upward as we continue our research and development efforts, and would be expected to further increase with expanded product development and/or commercialization efforts.

LIQUIDITY AND CAPITAL RESOURCES

         In 1998, Collateral completed its initial public offering of 2,200,000 shares of our common stock, providing us proceeds, net of underwriting fees and offering expenses, of $13.0 million. In August 1999, we completed a private placement of equity securities and issued 2,150,000 shares of common stock for $15.75 per share to selected institutional and accredited investors. The total proceeds of this offering, net of offering costs, were approximately $31.3 million. Pursuant to the terms of this offering, a registration statement covering the resale of these shares was declared effective by the SEC on September 29, 1999.

         From inception through December 31, 1999, we have primarily financed our operations through the private and public offering of our equity securities and collaborative research and development revenues from Schering AG. We have raised $31.3 million in net proceeds from a private placement of equity securities, $13.0 million in net proceeds from our initial public offering of our common stock and aggregate net proceeds of $9.0 million from other private sales of equity securities.

         Collateral had a bank loan of $0.7 million as of December 31, 1999. We are making monthly principal payments of $18,500 plus interest on the bank loan. These payments extend through April 2003. The loan bears interest at prime plus 1.25% (9.75% at December 31, 1999) and is secured by certain equipment and furniture. The loan is subject to certain covenants including minimum working capital levels and the requirement that we must obtain the lender's consent for certain additional indebtedness. Collateral has loans totaling $500,000 from Schering AG. The loans consist of two promissory notes issued in 1995 to fund operations. The notes bear interest at 1% below the prime rate (7.5% at December 31, 1999). The notes are secured by our assets, except for equipment and furniture pledged on a first priority basis under our bank loan. As of December 31, 1999, the principal and interest on these notes totaled $0.7 million and are due and payable upon demand.

         At December 31, 1999, cash, cash equivalents and short-term investments were $39.6 million compared to $15.3 million at December 31, 1998. This increase in cash, cash equivalents and short-term investments was due to the $31.3 million we raised in a private placement completed in August 1999. This increase was offset by research and development expenses and general and administrative expenses not funded under our collaboration with Schering AG. We generally invest excess cash in high credit quality debt instruments of corporations and financial institutions. Working capital increased by $24.4 million to $37.5 million for the year ended December 31, 1999. This increase is primarily attributable to the $31.3 million net proceeds from our private placement, offset by cash of $6.4 million used for operating activities.

         We have entered into certain technology license agreements related to our methods of gene therapy, therapeutic genes and gene delivery vectors. To retain certain licensing rights under these cancelable agreements, we anticipate that we may be required to make aggregate payments of approximately $1.1 million through 2000.

         Our core technologies are focused on the development of non-surgical cardiovascular gene therapy products that promote angiogenesis, enhance myocardial adrenergic signaling or promote heart muscle regeneration. We have in-licensed certain technology covering methods of gene therapy and therapeutic genes for use with our methods of gene therapy. We have currently designated one gene, fibroblast growth factor-4, licensed from New York University, for use in the development of two angiogenic gene therapy products: (1) GENERX-TM-, a non-surgical angiogenic gene therapy designed as a treatment for patients with stable exertional angina due to coronary artery disease, and (2) GENVASCOR-TM-, a non-surgical angiogenic gene therapy treatment for patients with peripheral vascular disease. Upon any successful commercialization of these two angiogenic gene therapy products using this designated gene, the total financial milestone obligations, licensing fees and other related amounts payable by us under license agreements with New York University, covering the use of the fibroblast growth factor-4 gene, and the University of California, covering certain technology relating to methods of gene therapy, could total up to $5.1 million. This amount includes $1.3 million which we have paid through December 31, 1999. In addition, upon any successful commercialization of these products, we would be required under the license agreements to make royalty payments on worldwide net sales of products that utilize this gene. However, we may, in our sole discretion, change the designated gene at any time.

         In addition to GENERX-TM- and GENVASCOR-TM-, we have two other non-surgical angiogenic gene therapy product candidates, GENEVX-TM- and GENECOR-TM-, which are progressing through our preclinical research. The angiogenic genes to be designated by us for use in development of GENEVX-TM- and GENECOR-TM- will not be finalized until we have progressed further in our evaluation process. We are also developing a gene therapy product, CORGENIC-TM-, based on our myocardial adrenergic signaling technology. Based on our current agreements covering in-licensed technology, if our non-surgical cardiovascular gene therapy products are successfully commercialized, our total financial obligations pursuant to licensing agreements with respect to all five of our products which are currently beyond the research stage could range from between $7.3 million to $9.3 million, of which $1.8 million has been paid through December 31, 1999. Our financial obligations will vary depending on the selections of therapeutic genes for use in our gene therapy products. However, these amounts could be significantly increased or decreased depending on the outcome of our research and commercialization activities pursuant to the collaboration with Schering AG and/or the outcome of our internally-funded research. In addition, we would be required to pay a royalty on worldwide net sales of products that utilize in-licensed technology. The information set forth above with respect to potential fees payable by us for in-licensed technology involves many variables and is subject to a high degree of potential variation. We may also be required to obtain license rights to other methods of gene therapy, therapeutic genes and/or vectors based on our product development and commercialization requirements.

         To date, all revenue received by us has been from our collaboration with Schering AG, and we expect that substantially all revenue for the next several years will continue to come from this and other potential collaborations. Under the Schering agreement, we may receive: (1) research and development funding for an initial product, which amount may be adjusted to support research and development for additional products presented by us and accepted by Schering AG within the field of angiogenic gene therapy, (2) milestone payments for the initial product and for each new product based on our achievement of milestones pertaining to certain regulatory filings and the development and commercialization of products; and (3) royalty payments based on worldwide net sales of each product and an additional royalty based on worldwide net sales and the product's cost of goods, up to a maximum specified royalty rate. We may not be able to establish additional collaborations on acceptable terms, if at all, or assure that current or future collaborations will be successful and provide adequate funding to meet our needs. Schering AG currently reimburses us for research and development expenses related to certain angiogenic gene therapy products and for certain related administrative expenses. We expect to incur increases in operating expenses over the next two years as we accelerate our research and development activities and potentially initiate or expand other product development activities and collaborations. We may also elect or need to purchase additional technologies or enter into other corporate transactions which may require substantial cash outlays. Increases in operating expenses will include, but are not limited to, increased personnel costs, payments to research institutions and consultants, supplies and other costs resulting from operating our facilities, as well as expenses associated with other product development and/or commercialization activities that we undertake. To the extent these costs are incurred in fields other than angiogenic gene therapy or are otherwise not reimbursable under our current arrangement with Schering AG, we intend to use proceeds from the public offering completed in July 1998, the private placement in August 1999 and future debt or equity financings to cover such expenses.

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

YEARS ENDED DECEMBER 31, 1999 AND 1998

         Our collaborative revenue was $6.4 million and $5.4 million for 1999 and 1998, respectively. All revenue was derived from our research and development agreement with Schering AG. The increase in revenue was due to increased costs reimbursable to us under this agreement associated with accelerated research and development activities. While our costs are expected to continue to increase, as noted below, our collaborative revenue may not.

         Research and development expenses for 1999 rose to $9.9 million from $7.5 million for 1998. Higher research and development expenses were primarily due to increased expenses associated with additional personnel, increased expenses for operations of our new preclinical research center and increased use of outside research institutions and consultants. We expect research and development costs to continue to grow as we accelerate the development of our potential products.

         General and administrative expenses were $5.4 million for 1999 compared to $3.3 million for 1998. General and administrative expenses rose primarily due to added personnel to support our expanded research efforts, increased costs for investor relations materials and our new corporate facilities, and higher costs associated with being a public company.

         Interest income increased to $1.3 million for 1999 compared to $0.6 million for 1998. This increase was primarily due to higher average cash and investment balances as a result of the private placement completed in August 1999.

YEARS ENDED DECEMBER 31, 1998 AND 1997

         Our total collaborative revenue was $5.4 million for 1998 compared to $5.6 million for 1997. All revenue was derived from our research and development agreement with Schering AG. Revenue for ongoing research support increased to $5.4 million in 1998 compared to $3.6 million for 1997. The increase was due to increased costs reimbursable to us resulting from accelerating research and development activities. For 1997, revenues under the Schering Agreement included $2.0 million that was earned by us upon achievement of a milestone.

         Research and development expenses increased to $7.5 million for 1998 compared to $5.2 million for 1997. The increase primarily resulted from expenses associated with additional research and development personnel, operation of our new preclinical research center, amortization of deferred compensation related to stock options, and increased use of outside research institutions and consultants, partially offset by reduced license fees incurred by us. General and administrative expenses increased to $3.3 million for 1998 compared to $1.8 million for 1997; the increase primarily resulted from increased market research and educational materials, increased expenses for personnel to support expanded research efforts, and amortization of deferred compensation related to stock options.

         Interest income increased to $0.6 million for 1998 compared to $0.2 million for 1997. The increase was primarily due to higher average cash balances as a result of our public offering in July 1998.

IMPACT OF THE YEAR 2000 OR Y2K

         The Y2K issue refers to the inability of date-sensitive computer chips, software and systems to accept other than two-digit entries in the date field. As a result, systems could mistake "00" for 1900 or any other incorrect year, resulting in system failures or miscalculations.

         In prior years, we discussed the nature and progress of our plans to become Y2K compliant. In 1999, we completed our plans and our evaluation of systems. While we continue to monitor Y2K compliance, as of the date of this report, our systems have operated without any apparent Y2K-related problems and they appear to be Y2K compliant. Our total cost of reviewing and achieving Y2K compliance has been less than $25,000.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of December 31, 1999, we had cash and cash equivalents and short-term investments of $39.6 million. We invest our excess cash in high credit quality debt instruments of corporations and financial institutions. These investments are not held for trading or other speculative purposes. Generally, our investments mature in less than 18 months. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

         At December 31, 1999, we had an outstanding bank loan of $0.7 million. This loan bears interest at prime plus 1.25% (9.75% at December 31, 1999). We pay monthly principal payments of $18,500 plus interest on the bank loan; these payments extend through April 2003. We also had outstanding $500,000 in loans from Schering AG. These loans bear interest at 1% below the prime rate (7.50% at December 31, 1999). Principal and interest on these loans are due and payable upon demand. Changes in interest rates affect the interest expense we pay on these loans and, therefore, impact our cash flows and results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information required by this item, with the exception of information on our executive officers, is incorporated by reference from the Proxy Statement in the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934." The balance of the response to this item regarding information on our executive officers is contained in the discussion entitled "Our Executive Officers and Key Employees" in Part I of this report.

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

                   (a)(2)  Index to Financial Statement Schedules

                           None required.

                   (a)(3) See Exhibits below for all Exhibits being filed or
                          incorporated by reference herein.


EXHIBIT
  NO.                DESCRIPTION
-------              -----------
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

EXHIBIT
  NO.                DESCRIPTION
-------              -----------
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

10.7 (2)             Security Agreement between the Company and Schering Berlin
                     Venture Corp., dated August 16, 1995.

10.8 (2)             Amended and Restated Promissory Note between the Company and
                     Schering AG, dated August 16, 1995, as amended May 16, 1996.

10.9 (2)             Amended and Restated Promissory Note between the Company and
                     Schering AG, dated October 12, 1995, as amended May 16, 1996.

10.10 (2)            Side Letter between the Company and Schering Berlin Venture
                     Group, dated May 6, 1996.

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

EXHIBIT
  NO.                DESCRIPTION
-------              -----------
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

10.32 (2)(3)         1998 Stock Incentive Plan Form of Notice of Grant.

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

10.42 (2)(4)         Credit Agreement between the Company and Imperial Bank, dated
                     April 30, 1998, as amended on September 14, 1998 (Exhibit 10.1).

10.43 (5)            Amendment to the September 27, 1995 Exclusive License Agreement
                     between The Regents of the University of California and the
                     Company for Angiogenesis Gene Therapy, dated April 23, 1999.

10.44 (5)            Amendment to the January 22, 1997 Exclusive License Agreement
                     between The Regents of the University of California and the
                     Company for Gene Therapy for Congestive Heart Failure, dated
                     April 23, 1999.

10.45 (5)            Amendment to the June 18, 1997 Exclusive License Agreement
                     between The Regents of the University of California and the
                     Company for Angiogenic Gene Therapy for Congestive Heart Failure,
                     dated April 23, 1999.

10.46 (6)            Form of Purchase Agreement completed in connection with the private placement of August 11, 1999.

10.47                1998 Stock Incentive Plan Forms of Notice of Grant for
                     Non-Employee Directors.

10.48                1998 Stock Incentive Plan Form Stock Option Agreement for
                     Non-Employee Directors.

10.49                1998 Stock Incentive Plan Form Stock Purchase Agreement for
                     Non-Employee Directors.

10.50                Letter Agreement between the Company and Veterans Medical
                     Research Foundation, dated March 31, 1999.

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

(4) Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 10, 1998.

(5) Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on July 23, 1999.

(6) Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed on October 22, 1999.


         (b)      Reports on Form 8-K

                  A report on Form 8-K was filed on March 20, 2000, attaching a press release issued by Collateral on March 20, 2000, related to preliminary results from the Phase 1/2 trial of GENERX-TM- and plans to move ahead to larger-scale clinical trials.

         (c)      Exhibits

                  The exhibits required by this Item are listed under Item 14(a)(3).

         (d)      Financial Statement Schedules

                  The financial statement schedules required by this Item are listed under Item 14(a)(2).



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLATERAL THERAPEUTICS, INC.

By:      /S/ JACK W. REICH, PH.D.                     Date:    March 27, 2000
   ------------------------------------------
         Chairman and Chief Executive Officer

By:      /S/ CHRISTOPHER J. REINHARD                  Date:    March 27, 2000
   ------------------------------------------
         President, Chief Operating and
         Chief Financial Officer

POWER OF ATTORNEY

Know all men by these present, that each person whose signature appears below constitutes and appoints Jack W. Reich, Ph.D. or Christopher J. Reinhard, his attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

              SIGNATURE                              TITLE                                DATE
              ---------                              -----                                ----
     /S/ JACK W. REICH, PH.D.         Chairman of the Board of Directors              March 27, 2000
------------------------------------- and Chief Executive Officer
     Jack W. Reich, Ph.D.             (Principal Executive Officer)


     /S/ CHRISTOPHER J. REINHARD      Director and President, Chief Operating         March 27, 2000
------------------------------------- and Chief Financial Officer
     Christopher J. Reinhard          (Principal Financial and Accounting Officer)



     /S/ H. KIRK HAMMOND, M.D.        Director and Vice President, Research           March 27, 2000
-------------------------------------
     H. Kirk Hammond, M.D.


     /S/ CHARLES J. ASCHAUER          Director                                        March 27, 2000
-------------------------------------
     Charles J. Aschauer


     /S/ RONALD I. SIMON              Director                                        March 27, 2000
-------------------------------------
     Ronald I. Simon


     /S/ DALE A. STRINGFELLOW         Director                                        March 27, 2000
-------------------------------------
     Dale A. Stringfellow


                          COLLATERAL THERAPEUTICS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                 PAGE NO.
                                                                 --------
Report of Ernst & Young LLP, Independent Auditors                  F - 2

Statements of Operations                                           F - 3

Balance Sheets                                                     F - 4

Statements of Stockholders' Equity                                 F - 5

Statements of Cash Flows                                           F - 6

Notes to Financial Statements                                      F - 7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
Collateral Therapeutics, Inc.

We have audited the accompanying balance sheets of Collateral Therapeutics, Inc. as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Collateral's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Collateral Therapeutics, Inc. at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                         ERNST & YOUNG LLP


San Diego, California
February 4, 2000

      COLLATERAL THERAPEUTICS, INC.
      STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                           YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------------------
                                                                 1999                1998                 1997
                                                          ------------------  ------------------   ------------------
      Revenues under collaborative research and
         development agreement with a related party:
              Ongoing research support                    $       6,392,212   $       5,403,481    $       3,647,189
              Milestone payment                                           -                   -            2,000,000
                                                            ----------------     ---------------     ----------------
      Total revenues                                              6,392,212           5,403,481            5,647,189
                                                            ----------------     ---------------     ----------------

      Expenses:
         Research and development                                 9,857,467           7,451,307            5,164,982
         General and administrative                               5,445,461           3,343,260            1,767,632
                                                          ------------------  ------------------   ------------------
      Total operating expenses                                   15,302,928          10,794,567            6,932,614
                                                          ------------------  ------------------   ------------------
      Loss from operations                                       (8,910,716)         (5,391,086)          (1,285,425)
      Interest income                                             1,297,855             624,259              204,570
      Interest expense                                             (112,944)            (75,475)             (37,741)
      Other expense                                                       -             (62,087)                   -
                                                          ------------------  ------------------   ------------------
      Net loss                                            $      (7,725,805)  $      (4,904,389)   $      (1,118,596)
                                                          ==================  ==================   ==================


      Net loss per share (basic and diluted)              $           (0.67)  $           (0.62)   $           (0.24)
                                                          ==================  ==================   ==================

      Weighted average shares used in
         computing net loss per share
         (basic and diluted)                                     11,470,789           7,968,260            4,651,094
                                                          ==================  ==================   ==================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

     COLLATERAL THERAPEUTICS, INC.
     BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                            DECEMBER 31,
                                                                        --------------------------------------------------
                                                                                  1999                     1998
                                                                        -----------------------    -----------------------
     ASSETS

     Current assets:
         Cash and cash equivalents                                      $           17,897,563     $           14,041,777
         Short-term investments                                                     21,730,478                  1,219,385
         Prepaid expenses                                                              203,779                    393,415
         Other current assets                                                          445,985                    126,433
                                                                        -----------------------    -----------------------
     Total current assets                                                           40,277,805                 15,781,010
     Restricted cash - noncurrent                                                       72,600                     72,600
     Property and equipment, net                                                     3,065,213                  3,413,127
                                                                        -----------------------    -----------------------
             Total Assets                                               $           43,415,618     $           19,266,737
                                                                        =======================    =======================

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
         Accounts payable                                               $              546,842     $              858,819
         Accrued compensation and benefits                                           1,019,277                    658,902
         Accrued expenses                                                              297,115                    129,015
         Notes payable to a related party, including accrued interest                  656,279                    624,385
         Note payable to bank, current portion                                         222,222                    222,222
         Deferred revenue                                                                    -                    164,232
                                                                            -------------------        -------------------
     Total current liabilities                                                       2,741,735                  2,657,575

     Note payable to bank, net of current portion                                      518,519                    722,222

     Stockholders' equity:
         Preferred stock, par value $.001; 5,000,000 shares authorized;
             none outstanding;                                                               -                          -
         Common stock, par value $.001; 40,000,000 shares authorized;
             12,919,103 and 10,521,903 shares issued and outstanding at
             December 31, 1999 and 1998, respectively                                   12,919                     10,522
         Additional paid-in capital                                                 55,584,481                 24,124,429
         Deferred compensation                                                        (403,007)                  (986,062)
         Note receivable secured by common stock                                      (180,000)                  (165,000)
         Accumulated other comprehensive loss                                          (40,762)                    (4,487)
         Accumulated deficit                                                       (14,818,267)                (7,092,462)
                                                                        -----------------------    -----------------------
     Total stockholders' equity                                                     40,155,364                 15,886,940
                                                                        -----------------------    -----------------------
             Total Liabilities and Stockholders' Equity                 $           43,415,618     $           19,266,737
                                                                        =======================    =======================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

COLLATERAL THERAPEUTICS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                             CONVERTIBLE
                                           PREFERRED STOCK          COMMON STOCK         ADDITIONAL
                                       ----------------------- -----------------------    PAID-IN        DEFERRED
                                          SHARES      AMOUNT      SHARES       AMOUNT      CAPITAL      COMPENSATION
                                       ------------ ---------- ------------  --------- -------------- ---------------
Balance At December 31, 1996 ............   374,532  $   375    5,889,050    $   5,889  $ 2,522,168   $      --
    Issuance of Series B convertible
      preferred stock ...................   374,532      375           --           --    2,499,625          --
    Issuance of Series C convertible
      preferred stock net of expense
      of $76,539 ........................   472,476      472           --           --    3,702,797          --
    Stock options exercised .............        --       --       82,597           83       18,789          --
    Deferred compensation related
      to stock options ..................        --       --           --           --    1,157,410  (1,157,410)
    Amortization of deferred
      compensation.......................        --       --           --           --           --     319,204
    Note receivable secured
      by common stock ...................        --       --           --           --           --          --
    Net loss ............................        --       --           --           --           --          --
                                           --------    -----   ----------      -------  -----------  ----------
Balance at December 31, 1997............. 1,221,540    1,222    5,971,647        5,972    9,900,789    (838,206)
    Conversion of preferred stock to
      common stock.......................(1,221,540)  (1,222)   2,320,926        2,321       (1,099)         --
    Common stock issued in
      Initial Public Offering............        --       --    2,200,000        2,200   12,988,754          --
    Stock options exercised..............        --       --       29,330           29        7,675          --
    Deferred compensation related
      to stock options...................        --       --           --           --    1,228,310  (1,228,310)
    Amortization of deferred compensation        --       --           --           --           --   1,080,454
    Interest on note receivable secured
      by common stock....................        --       --           --           --           --          --
    Net loss.............................        --       --           --           --           --          --
    Unrealized loss on short-term
      investments........................        --       --           --           --           --          --

    Comprehensive loss...................        --       --           --           --           --          --
                                           --------    -----   ----------      -------  -----------  ----------
Balance at December 31, 1998.............        --       --   10,521,903       10,522   24,124,429    (986,062)
    Common stock issued in
      private placement..................        --       --    2,150,000        2,150   31,278,883          --
    Stock options exercised..............        --       --      231,314          231       97,881          --
    Common stock issued under
      employee stock purchase plan.......        --       --       15,886           16      105,578          --
    Deferred compensation related
      to stock options...................        --       --           --           --      162,407    (162,407)
    Amortization of deferred compensation        --       --           --           --           --     560,765
    Adjustment to deferred compensation
      for terminations...................        --       --           --           --     (184,697)    184,697
    Interest on note receivable secured
      by common stock....................        --       --           --           --           --          --
    Net loss.............................        --       --           --           --           --          --
    Unrealized loss on short-term
      investments........................        --       --           --           --           --          --


    Comprehensive loss...................        --       --           --           --           --          --
                                           --------    -----   ----------      -------  -----------  ----------
Balance at December 31, 1999.............        --    $  --   12,919,103      $12,919  $55,584,481  $ (403,007)
                                           ========    =====   ==========      =======  ===========  ==========





                                                                   OTHER
                                           NOTE RECEIVABLE   COMPREHENSIVE                       TOTAL
                                              SECURED BY          INCOME        ACCUMULATED   STOCKHOLDERS'
                                             COMMON STOCK         (LOSS)          DEFICIT        EQUITY
                                           ---------------- ----------------- -------------- --------------
Balance At December 31, 1996 ............  $      --          $     --         $(1,069,477)   $ 1,458,955
    Issuance of Series B convertible
      preferred stock ...................         --                --                  --      2,500,000
    Issuance of Series C convertible
      preferred stock net of expense
      of $76,539 ........................         --                --                  --      3,703,269
    Stock options exercised .............         --                --                  --         18,872
    Deferred compensation related
      to stock options ..................         --                --                  --             --
    Amortization of deferred
      compensation.......................         --                --                  --        319,204
    Note receivable secured
      by common stock ...................   (150,000)               --                  --       (150,000)
    Net loss ............................         --                --          (1,118,596)    (1,118,596)
                                           ---------          --------       -------------   ------------
Balance at December 31, 1997.............   (150,000)               --          (2,188,073)     6,731,704
    Conversion of preferred stock to
      common stock.......................         --                --                  --             --
    Common stock issued in
      Initial Public Offering............         --                --                  --     12,990,954
    Stock options exercised..............         --                --                  --          7,704
    Deferred compensation related
      to stock options...................         --                --                  --             --
    Amortization of deferred compensation         --                --                  --      1,080,454
    Interest on note receivable secured
      by common stock....................    (15,000)               --                  --        (15,000)
    Net loss.............................         --                --          (4,904,389)    (4,904,389)
    Unrealized loss on short-term
      investments........................         --            (4,487)                 --         (4,487)
                                                                                             ------------
    Comprehensive loss...................         --                --                  --     (4,908,876)
                                           ---------          --------       -------------   ------------
Balance at December 31, 1998.............   (165,000)           (4,487)         (7,092,462)    15,886,940
    Common stock issued in
      private placement..................         --                --                  --     31,281,033
    Stock options exercised..............         --                --                  --         98,112
    Common stock issued under
      employee stock purchase plan.......         --                --                  --        105,594
    Deferred compensation related
      to stock options...................         --                --                  --             --
    Amortization of deferred compensation         --                --                  --        560,765
    Adjustment to deferred compensation
      for terminations...................                                                              --
    Interest on note receivable secured
      by common stock....................    (15,000)               --                  --        (15,000)
    Net loss.............................         --                --          (7,725,805)    (7,725,805)
    Unrealized loss on short-term
      investments........................         --           (36,275)                 --        (36,275)
                                                                                             ------------
    Comprehensive loss...................         --                --                  --     (7,762,080)
                                           ---------          --------       -------------   ------------
Balance at December 31, 1999.............  $(180,000)         $(40,762)      $ (14,818,267)  $ 40,155,364
                                           =========          ========       =============   ============



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

     COLLATERAL THERAPEUTICS, INC.
     STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                            YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------------------------
                                                                1999                   1998                   1997
                                                          ------------------    ------------------    ------------------
     OPERATING ACTIVITIES:
        Net loss                                          $      (7,725,805)    $      (4,904,389)    $      (1,118,596)
        Adjustments to reconcile net loss to net cash
           used in operating activities:
           Depreciation and amortization                            868,788               369,954               144,107
           Amortization of deferred compensation                    560,765             1,080,454               319,204
           Changes in operating assets and liabilities:
              Milestone receivable from a related party                   -             2,000,000            (2,000,000)
              Prepaid expenses and other current assets            (129,916)             (348,897)              (76,378)
              Accounts payable and accrued expenses                 248,392             1,088,108               240,953
              Deferred revenue                                     (164,232)                9,189               (59,689)
              Restricted cash                                             -               (72,600)                    -
           Other                                                    (17,408)               46,061                     -
                                                          ------------------    ------------------    ------------------
     Net cash used in operating activities                       (6,359,416)             (732,120)           (2,550,399)

     INVESTING ACTIVITIES:
        Purchases of property and equipment                        (520,873)           (3,574,824)             (346,038)
        Purchases of short-term investments                     (22,755,961)           (1,219,385)                    -
        Proceeds from maturities of short-term investments        2,211,000                     -                     -
        Other                                                             -                19,642                     -
                                                          ------------------    ------------------    ------------------
     Net cash used in investing activities                      (21,065,834)           (4,774,567)             (346,038)

     FINANCING ACTIVITIES:
        Proceeds from issuance of common stock                   31,484,739            12,998,658                18,872
        Issuance of Series B convertible preferred stock                  -                     -             2,500,000
        Issuance of Series C convertible preferred stock                  -                     -             3,703,269
        Proceeds from note payable to bank                                -             1,000,000                     -
        Payments on note payable to bank                           (203,703)              (55,555)                    -
        Issuance of note receivable secured by
           common stock                                                   -                     -              (150,000)
                                                          ------------------    ------------------    ------------------
     Net cash provided by financing activities                   31,281,036            13,943,103             6,072,141
                                                          ------------------    ------------------    ------------------

     Net increase in cash and cash equivalents                    3,855,786             8,436,416             3,175,704
     Cash and cash equivalents at
        beginning of the year                                    14,041,777             5,605,361             2,429,657
                                                          ------------------    ------------------    ------------------
     Cash and cash equivalents at end of the year         $      17,897,563     $      14,041,777     $       5,605,361
                                                          ==================    ==================    ==================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          COLLATERAL THERAPEUTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS

     Collateral is focused on the discovery and development of non-surgical gene therapy products for the treatment of cardiovascular diseases, including coronary artery disease, peripheral vascular disease, congestive heart failure and heart attack. We intend to focus on research and development of products while leveraging our technology through the establishment of product development, manufacturing and marketing collaborations with select pharmaceutical and biotechnology companies. Collateral was incorporated in California on April 3, 1995 and reincorporated in Delaware on May 28, 1998.

     CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

     Short-term investments consist of highly liquid debt instruments. Management has classified our short-term investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. We consider instruments purchased with an original maturity of three months or less to be cash equivalents.

     CONCENTRATION OF CREDIT RISK

     We generally invest our excess cash in high credit quality debt instruments of corporations and financial institutions, and in U.S. government securities. Such investments are made in accordance with our investment policy, which established guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We have not realized any losses on our cash, cash equivalents and short-term investments.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, ranging from three years to five years, using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term.

     REVENUE RECOGNITION

     Collateral currently generates substantially all of our revenue through a collaborative research and development agreement with a related party (Note 3). Amounts received in advance for funding of research and development, which are not refundable, are deferred and recognized as revenue when the related reimbursable expenses are incurred and we have no future performance obligations. Collateral is also entitled to milestone and royalty payments upon attaining contract specified conditions. These amounts are recognized upon satisfaction of the specified conditions when we have no further performance obligations.

                          COLLATERAL THERAPEUTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenditures are charged to expense as incurred. Collateral generally expenses amounts paid to obtain patents or acquire licenses, as the ultimate recoverability of the amounts paid is uncertain.

     STOCK OPTIONS

     Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. SFAS 123 also permits companies to elect to continue using the implicit value accounting method specified in Accounting Principles Board Opinion No. 25 to account for stock-based compensation related to option grants and stock awards to employees. Collateral has elected to retain the implicit value based method for such grants and awards, and has disclosed the pro forma effect of using the fair value based method to account for stock-based compensation (Note 5). Option grants to non-employees are valued using the fair value based method prescribed by SFAS 123 and EITF 96-18 and expensed over the period services are provided.

     NET LOSS PER SHARE

     Collateral computes net loss per common share in accordance with Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted income (loss) per share amounts. Basic income (loss) per share is calculated based upon the weighted average number of common shares outstanding during the period while diluted income per share also gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, convertible securities, and contingently issuable shares. All potential dilutive common shares have been excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

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

     RECLASSIFICATIONS

         Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation .

                          COLLATERAL THERAPEUTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


2.   BALANCE SHEET INFORMATION

     SHORT-TERM INVESTMENTS

     Collateral classifies its investment securities as available-for-sale and includes unrealized gains or losses as a component of stockholders' equity. The following is a summary of available-for-sale securities:

                                                                                  UNREALIZED         ESTIMATED
                                                                  COST              LOSSES           FAIR VALUE
                                                            ------------------ ------------------ ------------------
           DECEMBER 31, 1999:
           Corporate debt securities ..................       $   21,771,240         $   40,762     $    21,730,478
                                                            ================== ================== ==================

           DECEMBER 31, 1998:
           Corporate debt securities ..................       $    1,223,872         $    4,487     $     1,219,385
                                                            ================== ================== ==================

     There were no sales of available-for-sale securities during the years ended December 31, 1999 and 1998. The following is a summary of the amortized cost and estimated fair value of short-term investments by contractual maturity at December 31, 1999:

                                                                                             ESTIMATED
                                                                      COST                  FAIR VALUE
                                                             -----------------------  ------------------------
          Due in one year or less.....................       $    4,469,047           $    4,473,160
          Due after one year through two years........           17,302,193               17,257,318
                                                             -----------------------  ------------------------
                   Total..............................       $   21,771,240           $   21,730,478
                                                             =======================  ========================


     PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

                                                                                DECEMBER 31,
                                                               -----------------------------------------------
                                                                       1999                     1998
                                                               ---------------------    ----------------------
         Laboratory equipment .......................              $   1,159,277            $     982,394
         Computer equipment .........................                    399,610                  311,676
         Furniture and office equipment .............                  1,255,366                1,095,092
         Leasehold improvements .....................                  1,553,358                1,457,574
                                                               ---------------------    ----------------------
                                                                       4,367,611                3,846,736
         Accumulated depreciation
             and amortization .......................                 (1,302,398)                (433,609)
                                                               ---------------------    ----------------------
                  Total..............................              $   3,065,213            $   3,413,127
                                                               =====================    ======================

                          COLLATERAL THERAPEUTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


3.   COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT WITH RELATED PARTY

     In May 1996, Collateral entered into a collaboration, license and royalty agreement (the "Schering Agreement") with Schering AG, Germany ("Schering AG") which established a strategic alliance covering the development and commercialization of gene therapy products to promote angiogenesis. Under the Schering Agreement, Collateral agreed to conduct research and development in the field of gene therapy to promote angiogenesis solely with Schering AG during the term of the Schering Agreement, until May 2001, and Schering AG was granted exclusive rights for certain gene therapy technology that arose out of our 1996 base technology in the field or from technology developed under our collaboration agreement, provided that Schering AG pays milestone and other fees including royalties based on net sales for each licensed product. In exchange for such rights, Schering AG agreed to: (i) purchase up to $5.0 million of Collateral's preferred stock in 1996 and 1997; (ii) pay us up to $5.0 million annually to support our research and development pursuant to the Schering Agreement for an Initial Product (as defined therein), which amount may be adjusted to support research and development for additional products presented by Collateral and accepted by Schering AG within the field of angiogenic gene therapy; (iii) pay Collateral milestone payments totaling up to $20.5 million for the Initial Product and up to $20.5 million for each New Product (each as defined therein) presented by Collateral and accepted by Schering AG under the terms of the agreement, based on our achievement of milestones pertaining to certain regulatory filings and to Schering's development and commercialization of the products; and (iv) pay Collateral a royalty based on worldwide net sales of each product and to pay an additional supplemental royalty based on worldwide net sales of each product and the product's cost of goods, up to a maximum specified royalty rate. To date, substantially all revenue received by Collateral has been from our collaboration with Schering AG. Schering AG may terminate the collaborative agreement upon 60 days written notice and payment of a termination fee to Collateral.

     In 1999, 1998 and 1997 Collateral's revenues under the agreement were $6.4 million, $5.4 million and $5.6 million (including $2.0 million for the achievement of a milestone) respectively, and we had $164,000 recorded as deferred revenue at December 31, 1998.

     In 1995, Collateral entered into two promissory notes with Schering AG totaling $500,000 to fund operations. Principal and interest on the notes are due upon demand. The notes bear interest at prime rate less 1% (7.5% at December 31, 1999). These notes are secured by the assets of Collateral (with the exception of certain equipment purchased from February 15, 1998 through December 31, 1998 which is pledged on a first priority basis under our bank loan referred to in Note 4).


4.   NOTE PAYABLE

     On April 6, 1998 Collateral entered into a loan and security agreement with a bank to borrow up to $400,000, which was amended on September 14, 1998 to allow us to borrow up to $1.0 million to acquire equipment and furniture. We borrowed the full $1.0 million, and in accordance with the agreement, began making installment payments in November 1998. The installment payments consist of monthly principal payments of $18,500 plus accrued interest, and extend through April 2003. The loan bears interest at prime plus 1.25% (9.75% at December 31, 1999) and is secured by the equipment and furniture acquired. The

                          COLLATERAL THERAPEUTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


4.   NOTE PAYABLE (CONTINUED)

loan is subject to certain covenants including minimum working capital levels and the requirement that Collateral must obtain the lenders' consent for certain additional indebtedness.


5.   SHAREHOLDERS' EQUITY

     COMMON STOCK

     In connection with certain stock purchase agreements with employees and consultants, and options exercised under the 1995 stock option plan, Collateral has the option to repurchase, at the original issue price, unvested shares in the event of termination of employment or engagement. Shares issued under these agreements generally vest over three or four years. At December 31, 1999, 25,255 shares were subject to repurchase by Collateral.

     CONVERTIBLE PREFERRED STOCK

     In May 1996, Collateral issued 374,532 shares of Series A Preferred Stock to Schering AG at $6.675 per share, for total proceeds of $2,500,000. In June 1997, we issued 374,532 shares of Series B Preferred Stock to Schering AG at $6.675 per share, for total proceeds of $2,500,000. Also in June 1997, we issued 472,476 shares of Series C Preferred Stock, including 84,976 to Schering AG, at $8.00 per share, for net proceeds of $3,703,269. In conjunction with the completion of Collateral's initial public offering on July 2, 1998, the Preferred Stock was converted, on a 1.9-for-one basis, into shares of our common stock.

     EMPLOYEE STOCK PURCHASE PLAN

     In April 1998, Collateral adopted the 1998 Employee Stock Purchase Plan. A total of 50,000 shares of common stock have been authorized and reserved for issuance under this Purchase Plan. The Purchase Plan permits all eligible employees to purchase common stock through payroll deductions (which cannot exceed 10% of each employee's compensation) at the lower of 85% of fair market value at the beginning of a 24 month offering period or the end of each six-month purchase period. During 1999, Collateral issued 15,886 shares of common stock under the Purchase Plan. At December 31, 1999, 34,114 shares were reserved for future issuance.

     STOCK OPTIONS

     In November 1995, we adopted a stock option plan (the "Predecessor Plan"), under which 1,011,248 shares of common stock were reserved for issuance upon exercise of options granted by Collateral. In June 1997, the number of shares reserved for issuance under this plan was increased to 1,346,832 shares. The stock option plan provides for the grant of incentive and nonstatutory options. The exercise price of incentive stock options must equal at least the fair value on the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair value on the date of grant. The options are immediately exercisable for a period of up to ten years after the date of grant and vest over either three or four year periods from the date of grant. Unvested common shares obtained upon early exercise of options are subject to repurchase by Collateral at the original issue price.

                          COLLATERAL THERAPEUTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


5.   SHAREHOLDERS' EQUITY (CONTINUED)

     In April 1998, we adopted the 1998 Stock Incentive Plan (the "1998 Plan") that serves as the successor equity incentive program to the Predecessor Plan. A total of 2,296,835 shares of common stock have been authorized for issuance under the 1998 Plan. Outstanding options and unvested shares issued under the Predecessor Plan have been incorporated into the 1998 Plan, and no further option grants will be made under the Predecessor Plan. The incorporated options will continue to be governed by their existing terms, unless the Plan Administrator elects to extend one or more features of the 1998 Plan to those options. After giving effect to the 1,882,389 options granted and outstanding and the 137,144 options granted and exercised, 277,302 options remain available for future grant under the 1998 Plan.

A summary of option activity is as follows:

                                                                   WEIGHTED-
                                                                    AVERAGE
                                                 NUMBER OF          EXERCISE
                                                  SHARES             PRICE
                                           -------------------------------------
Balance at December 31, 1996...............        415,150          $   0.14
   Granted.................................        330,600          $   0.47
   Exercised...............................        (82,597)         $   0.23
   Cancelled...............................         (3,853)         $   0.10
                                           ----------------------


Balance at December 31, 1997...............        659,300          $   0.30

   Granted.................................      1,256,300          $   5.03
   Exercised...............................        (29,330)         $   0.26
   Cancelled...............................        (19,000)         $   0.54
                                           ----------------------


Balance at December 31, 1998...............      1,867,270          $   3.48

   Granted.................................        280,000          $  14.57
   Exercised...............................       (231,314)         $   0.42
   Cancelled...............................        (33,567)         $   1.23
                                           ----------------------


Balance at December 31, 1999...............      1,882,389          $   5.54
                                           ======================


A summary of stock options outstanding at December 31, 1999 is as follows:

                                                                                                  WEIGHTED
                                             WEIGHTED                                              AVERAGE
                                             AVERAGE           WEIGHTED                        EXERCISE PRICE
       RANGE OF            OPTIONS        REMAINING LIFE       AVERAGE           OPTIONS         OF OPTIONS
   EXERCISE PRICES       OUTSTANDING         IN YEARS       EXERCISE PRICE     EXERCISABLE       EXERCISABLE
---------------------------------------- ------------------------------------ --------------- ------------------

$0.05 - $0.74.........        412,139          7.36             $  0.39            412,139          $  0.39
$4.92.................        202,000          8.29             $  4.92            202,000          $  4.92
$5.189 - $5.88........        988,250          8.71             $  5.26            351,579          $  5.25
$9.62 - $12.25........         87,000          9.35             $ 11.28             56,666          $ 12.17
$15.00 - $18.5625.....        193,000          9.73             $ 16.05              3,998          $ 16.14
                       -----------------                                      ---------------
                            1,882,389          8.50             $  5.54          1,026,382          $  3.66
                       =================                                      ===============

                          COLLATERAL THERAPEUTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


5.   SHAREHOLDERS' EQUITY (CONTINUED)

     Adjusted pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if we had accounted for employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the following pricing models and assumptions:

                                            JULY 2, 1998 TO     JANUARY 1, 1998 TO
                              1999         DECEMBER 31, 1998       JULY 1, 1998             1997
                       ------------------------------------------------------------- -------------------
Pricing model.........       Black-Scholes       Black-Scholes         Minimum Value       Minimum Value
Expected life (years)..           4                   4                     4                   6
Interest rate............   5.25% to 6.00%      4.25% to 5.25%            5.5%                 6.5%
Volatility...............        70%                 65%                    -                   -
Dividend yield.........           0%                  0%                   0%                   0%

     For purposes of adjusted pro forma disclosures, the estimated fair value of the options are amortized to expense over the vesting period. The weighted-average fair value of options granted during 1999, 1998 and 1997 was $8.26, $2.40 and $0.16, respectively. Adjusted pro forma information is as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------------------
                                                            1999                  1998                1997
                                                        -----------------------------------------------------

Adjusted pro forma net loss...................           $(8,707,044)          $(5,327,880)       $(1,125,255)
Adjusted pro forma net loss
     per share (basic and diluted)..........                  $(0.76)               $(0.67)            $(0.24)

     The pro forma effect on net loss for the year ended December 31, 1997 may not be representative of the pro forma effect on net loss in future years because it reflects less than four years of vesting.

     DEFERRED COMPENSATION

     Through December 31, 1999, Collateral recorded deferred compensation for the difference between the exercise price of stock options granted and the fair value of our common stock at the date of issuance or grant. The deferred compensation will be amortized over the vesting period of the related options, which is generally four years. Gross deferred compensation recorded during the years ended December 31, 1999 and 1998 totaled $162,407 and $1,228,310, respectively, and related amortization expense totaled $560,765, $1,080,454, and $319,204 in 1999, 1998 and 1997, respectively.

6.   COMMITMENTS

     LEASES

     In April 1998, Collateral entered into a multi-year operating lease for administrative facilities, and lease payments commenced on occupancy of the facilities in December 1998. Terms of the lease include renewal options, payment of executory costs such as real estate taxes, insurance, and common area maintenance, and escalation clauses.

                          COLLATERAL THERAPEUTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


6.   COMMITMENTS (CONTINUED)

     In December 1997, we entered into a multi-year operating lease for research facilities commencing April 15, 1998, terms of which include renewal options, payment of executory costs such as real estate taxes, insurance, and common area maintenance, and escalation clauses. Additionally, Collateral is required to maintain restricted cash balances totaling $72,600 on behalf of the landlord as rent deposits through the end of the lease term (April 2003). Rent expense for the years ended December 31, 1999, 1998 and 1997 was $699,000, $325,000 and
$106,000, respectively.

     Annual future minimum lease obligations for operating leases as of December 31, 1999 are as follows:

                                                                         OPERATING
YEAR ENDING DECEMBER 31:                                                  LEASES
------------------------                                                 ---------
2000...............................................................     $  745,000
2001...............................................................        801,000
2002...............................................................        814,000
2003...............................................................        557,000
2004...............................................................        482,000
Thereafter.........................................................
                                                                                --
                                                                        -----------
        Total......................................................     $ 3,399,000
                                                                        ===========


     LICENSE AND RESEARCH AGREEMENTS

     In connection with certain license and research agreements, Collateral recognized expenses of $2,606,000, $2,023,000 and $3,108,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The fees were charged to research and development expense. In 2000, it is anticipated that Collateral will be required to pay approximately $1.1 million to retain certain licensing rights under cancelable agreements. Additionally, Collateral is obligated to pay royalties upon commercial sales, if any, of certain products which utilize in-licensed technology.


7.   RELATED PARTY TRANSACTIONS

     In March 1999, we entered into a three-year agreement with the Veterans Medical Research Foundation, a foundation that Collateral has contracted with since 1995 to conduct certain research activities. A Collateral director and stockholder is the president of the foundation. Under this agreement, another Collateral director and stockholder, and the foundation have agreed to conduct certain studies in the field of cardiovascular disease. In consideration for such services, we pay the foundation monthly fees based on the overall level of expenditures for research and development, plus certain administrative overhead charges. These fees totaled $404,000, $445,000, and $640,000 in 1999, 1998 and
1997, respectively.

                          COLLATERAL THERAPEUTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


7.   RELATED PARTY TRANSACTIONS (CONTINUED)

     A partner of a law firm that we use for general corporate purposes is a member of Collateral's Board of Directors and other partners of that firm are stockholders. We incurred expenses from such firm totaling $244,648, $695,373, and $145,252 for the years ended December 31, 1999, 1998 and 1997, respectively. Collateral had payables to the general counsel firm of $1,096, $18,192, and $5,000 at December 31, 1999, 1998 and 1997, respectively.

     In December 1997, we loaned $150,000 to a stockholder who was also of counsel with a law firm that we use for certain patent matters. This loan bears interest at ten percent per annum. Principal and interest are due upon demand, and the loan is secured by the common stock of Collateral owned by such stockholder.

     In 1999, a Collateral director and stockholder provided consulting services to Collateral upon management's request. His consulting fees totaled $133,000 in 1999.


8.   INCOME TAXES

     At December 31, 1999, Collateral had federal and California income tax net operating loss carryforwards of approximately $12,118,000 and $3,740,000, respectively. The federal and California tax loss carryforwards will begin to expire in 2010 and 2003, respectively, unless previously utilized. The net operating losses for California and federal primarily differ due to the capitalization of R&D for California purposes. We also have federal and California research tax credit carryforwards of approximately $283,000 and $148,000, respectively, which will begin to expire in 2010, unless previously utilized.

     Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss and credit carryforwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

     Significant components of our deferred tax assets are shown below. A valuation allowance has been recognized to offset the deferred tax assets as of December 31, 1999 as realization of such assets is uncertain.

                                                                               DECEMBER 31,
                                                              ------------------------------------------------
                                                                       1999                     1998
                                                              -----------------------  -----------------------

Deferred tax assets:
   Net operating loss carryforwards......................         $    4,457,000           $    2,290,000
   Research and development credits......................                380,000                   52,000
   Capitalized research and development..................                480,000                       --
   Other, net............................................                300,000                  147,000
                                                              -----------------------  -----------------------
Total deferred tax assets................................              5,617,000                2,489,000
Valuation allowance for deferred tax assets..............             (5,617,000)              (2,489,000)
                                                              -----------------------  -----------------------
         Net deferred tax assets.........................         $           --             $         --
                                                              =======================  =======================

                          COLLATERAL THERAPEUTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


9.   401(k) PLAN

     Effective October 1, 1996, Collateral adopted a 401(k) defined contribution plan that covers substantially all full time employees, as defined, who meet certain length-of-service requirements. Employees may contribute up to a maximum of 15% of their annual compensation (subject to a maximum limit imposed by federal tax law).