Form 10-Q
period 2000-03-31
COLLATERAL THERAPEUTICS INC
filed 2000-04-20
CIK 1060329

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
      X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
------------           THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
------------           THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________ to ________

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

     Yes      X                  No
         ------------                ------------

As of April 12, 2000, Registrant had 13,014,872 shares of its common stock outstanding.


================================================================================

                          COLLATERAL THERAPEUTICS, INC.


                                      INDEX


                                                                                                 Page No.
                                                                                                 --------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets                                                                          1

              Statements of Operations                                                                2

              Statements of Cash Flows                                                                3

              Notes to Financial Statements                                                           4

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                           5

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             23


PART II - OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                                              24

     Item 6.  Exhibits and Reports on Form 8-K                                                       24


Signatures                                                                                           25


PART I         FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

     COLLATERAL THERAPEUTICS, INC.
     BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                      MARCH 31,                DECEMBER 31,
                                                                                        2000                       1999
                                                                                ----------------------     ----------------------
     ASSETS                                                                          (UNAUDITED)                  (NOTE)
     Current assets:
            Cash and cash equivalents                                           $          19,159,906      $          17,897,563
            Short-term investments                                                         17,706,093                 21,730,478
            Prepaid expenses                                                                  188,008                    203,779
            Other current assets                                                              579,727                    445,985
                                                                                ----------------------     ----------------------
     Total current assets                                                                  37,633,734                 40,277,805
     Restricted cash - noncurrent                                                              72,600                     72,600
     Property and equipment, net                                                            2,877,148                  3,065,213
                                                                                ----------------------     ----------------------
               Total Assets                                                     $          40,583,482      $          43,415,618
                                                                                ======================     ======================

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
            Accounts payable                                                    $             304,392      $             546,842
            Accrued expenses                                                                1,096,881                  1,316,392
            Notes payable to a related party, including accrued interest                      665,966                    656,279
            Note payable to bank, current portion                                             222,222                    222,222
            Deferred revenue                                                                  415,798                          -
                                                                                ----------------------     ----------------------
     Total current liabilities                                                              2,705,259                  2,741,735

     Note payable to bank, net of current portion                                             462,963                    518,519

     Stockholders' equity:
            Common Stock, par value $.001; 40,000,000 shares authorized;
               13,014,872 and 12,919,103 shares issued and outstanding
                at March 31, 2000 and December 31, 1999, respectively                          13,015                     12,919
            Additional paid-in capital                                                     56,511,122                 55,584,481
            Deferred compensation                                                            (827,290)                  (403,007)
            Note receivable secured by common stock                                          (183,750)                  (180,000)
            Accumulated other comprehensive loss                                              (81,251)                   (40,762)
            Accumulated deficit                                                           (18,016,586)               (14,818,267)
                                                                                ----------------------     ----------------------
     Total stockholders' equity                                                            37,415,260                 40,155,364
                                                                                ----------------------     ----------------------
               Total Liabilities and Stockholders' Equity                       $          40,583,482      $          43,415,618
                                                                                ======================     ======================



     Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

      COLLATERAL THERAPEUTICS, INC.
      STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            2000                1999
                                                     ------------------  ------------------
                                                                   (UNAUDITED)
      Revenues under collaborative
         research and development
         agreement with a related party              $         584,202   $       1,722,819

      Expenses:
         Research and development                            2,865,916           2,312,441
         General and administrative                          1,478,957           1,369,013
                                                     ------------------  ------------------
      Total operating expenses                               4,344,873           3,681,454
                                                     ------------------  ------------------
      Loss from operations                                  (3,760,671)         (1,958,635)
      Interest income                                          589,687             165,788
      Interest expense                                         (27,335)            (31,046)
                                                     ------------------  ------------------
      Net loss                                       $      (3,198,319)  $      (1,823,893)
                                                     ==================  ==================


      Net loss per share (basic and diluted)         $           (0.25)  $           (0.17)
                                                     ==================  ==================

      Weighted average shares used in
         computing net loss per share
         (basic and diluted)                                12,944,697          10,486,260
                                                     ==================  ==================



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

     COLLATERAL THERAPEUTICS, INC.
     STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         2000                     1999
                                                               ----------------------   ----------------------
                                                                                 (UNAUDITED)
     OPERATING ACTIVITIES:
        Net loss                                               $         (3,198,319)    $          (1,823,893)
        Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
           Depreciation and amortization                                    222,103                  205,902
           Amortization of deferred compensation                            306,340                  186,469
           Changes in operating assets and liabilities:
              Prepaid expenses and other current assets                    (117,971)                (211,989)
              Accounts payable and accrued expenses                        (452,274)                (695,659)
              Deferred revenue                                              415,798                   90,161
           Other                                                            (19,854)                   1,841
                                                               ----------------------   ----------------------
     Net cash used for operating activities                              (2,844,177)              (2,247,168)
                                                               ----------------------   ----------------------

     INVESTING ACTIVITIES:
        Proceeds from maturities of short-term investments                4,000,000                  250,000
        Purchases of property and equipment                                 (34,038)                (155,419)
                                                               ----------------------   ----------------------
     Net cash provided by investing activities                            3,965,962                   94,581
                                                               ----------------------   ----------------------

     FINANCING ACTIVITIES:
        Proceeds from issuance of common stock                              196,114                   60,920
        Payments on note payable to bank                                    (55,556)                 (37,036)
                                                               ----------------------   ----------------------
     Net cash provided by  financing activities                             140,558                   23,884
                                                               ----------------------   ----------------------

     Net increase (decrease) in cash and cash equivalents                 1,262,343               (2,128,703)

     Cash and cash equivalents at beginning of period                    17,897,563               14,041,777
                                                               ----------------------   ----------------------
     Cash and cash equivalents at end of period                $         19,159,906     $         11,913,074
                                                               ======================   ======================



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


INTERIM CONDENSED FINANCIAL STATEMENTS

         The balance sheet as of March 31, 2000 and the statements of operations and cash flows for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results to be expected for the full year. As these are condensed financial statements, you should also read the financial statements and footnotes contained in our latest Form 10-K.


2.       COMPREHENSIVE LOSS

         Total comprehensive loss was $3,238,808 and $1,820,612 for the three months ended March 31, 2000 and 1999, respectively.


3.       NET LOSS PER SHARE

          Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THIS INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED IN ITEM 1. OF THIS QUARTERLY REPORT ON FORM 10-Q AND THE AUDITED FINANCIAL STATEMENTS AND RELATED NOTES AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999. SEE "RISKS AND UNCERTAINTIES" FOR A DISCUSSION OF FACTORS KNOWN TO US THAT COULD CAUSE REPORTED FINANCIAL INFORMATION NOT TO BE NECESSARILY INDICATIVE OF FUTURE RESULTS. WE ARE NOT OBLIGATED TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS AND CIRCUMSTANCES ARISING AFTER THE DATE THIS REPORT IS FILED.


OVERVIEW

         Collateral is focused on the discovery and development of non-surgical gene therapy products for the treatment of cardiovascular diseases, including coronary artery disease, peripheral vascular disease, congestive heart failure and heart attack. Our initial non-surgical gene therapy product candidates are designed to promote and enhance angiogenesis, a natural biological process that results in the growth of additional blood vessels which can carry blood flow to oxygen-deprived tissues. We intend to continue to focus on research and development of products, while leveraging our technology through the establishment of product development, manufacturing and marketing collaborations with select pharmaceutical and biotechnology companies.

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


RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         Our collaborative revenue was $0.6 million and $1.7 million for the three months ended March 31, 2000 and 1999, respectively. All revenue was derived from our research and development agreement with Schering AG. Lower revenue was due to decreased costs reimbursable to us under such agreement. In particular, our use of outside research institutions and internal preclinical personnel has decreased significantly for GENERX-TM- and GENVASCOR-TM- as these potential products are advancing beyond preclinical development.


         Research and development expenses for the three months ended March 31, 2000 rose to $2.9 million from $2.3 million for the three months ended March 31, 1999. Research and development expenses increased due to additional personnel costs primarily related to added personnel and higher license fees incurred by Collateral.

         General and administrative expenses were $1.5 million for the three months ended March 31, 2000 compared to $1.4 million for the three months ended March 31, 1999. The increase was mainly due to higher personnel costs to support our research and development efforts.


LIQUIDITY AND CAPITAL RESOURCES

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

         Collateral had a bank loan of $0.7 million as of March 31, 2000. We are making monthly principal payments of $18,500 plus interest on the bank loan. These payments extend through April 2003. The loan bears interest at prime plus 1.25% (10.25% at March 31, 2000) and is secured by certain equipment and furniture. The loan is subject to certain covenants including minimum working capital levels and the requirement that we must obtain the lender's consent for certain additional indebtedness. Collateral has loans totaling $500,000 from Schering AG. The loans consist of two promissory notes issued in 1995 to fund operations. The notes bear interest at 1% below the prime rate (8.0% at March 31, 2000). The notes are secured by our assets, except for equipment and furniture pledged on a first priority basis under our bank loan. As of March 31, 2000, the principal and interest on these notes totaled $0.7 million and are due and payable upon demand.

         At March 31, 2000, cash, cash equivalents and short-term investments were $36.9 million compared to $39.6 million at December 31, 1999. Decreases in cash, cash equivalents and short-term investments were primarily due to research and development expenses and general and administrative expenses not funded under our collaboration with Schering AG. Under our collaboration, Schering AG currently reimburses certain expenses for GENERX-TM- and GENVASCOR-TM-. Two additional product opportunities have also been submitted to Schering AG; however, agreement has not yet been reached regarding these additional product opportunities. We generally invest excess cash in high credit quality debt instruments of corporations and financial institutions. Working capital decreased by $2.6 million to $34.9 million for the quarter ended March 31, 2000. This decrease is primarily due to cash of $2.8 million used for operating activities.

         We have entered into certain technology license agreements related to our methods of gene therapy, therapeutic genes and gene delivery vectors. To retain certain licensing rights under these cancelable agreements, we anticipate that we may be required to make aggregate payments of approximately $0.8 million through 2000.

         Our core technologies are focused on the development of non-surgical cardiovascular gene therapy products that promote angiogenesis, enhance myocardial adrenergic signaling or promote heart muscle regeneration. We have in-licensed certain technology covering methods of gene therapy and therapeutic genes for use with our methods of gene therapy. We have currently designated one gene, fibroblast growth factor-4, licensed from New York University, for use in the development of two angiogenic gene therapy products: (1) GENERX-TM-, a non-surgical angiogenic gene therapy product designed as a treatment for patients with stable exertional angina due to coronary artery disease, and (2) GENVASCOR-TM-, a non-surgical angiogenic gene therapy product designed as a treatment for patients with peripheral vascular disease. Upon any successful commercialization of these two angiogenic gene therapy products using this designated gene, the total financial milestone obligations, licensing fees and other related amounts payable by us under license agreements with New York University, covering the use of the fibroblast growth factor-4 gene, and the University of California, covering certain technology relating to methods of gene therapy, could total up to $5.1 million. This amount includes $1.4 million which we have paid through March 31, 2000. In addition, upon any successful commercialization of these products, we would be required under the license agreements to make royalty payments on worldwide net sales of products that utilize this gene. However, we may, in our sole discretion, change the designated gene at any time.

         In addition to GENERX-TM- and GENVASCOR-TM-, we have two other non-surgical angiogenic gene therapy product candidates, GENEVX-TM- and GENECOR-TM-, which are progressing through our preclinical research. The angiogenic genes to be designated by us for use in development of GENEVX-TM- and GENECOR-TM- will not be finalized until we have progressed further in our evaluation process. We are also developing a gene therapy product, CORGENIC-TM-, based on our myocardial adrenergic signaling technology. Based on our current agreements covering in-licensed technology, if our non-surgical cardiovascular gene therapy products are successfully commercialized, our total financial obligations pursuant to licensing agreements with respect to all five of our products which are currently beyond the research stage could range from between $7.3 million to $9.3 million, of which $2.1 million has been paid through March 31, 2000. Our financial obligations will vary depending on the selections of therapeutic genes for use in our gene therapy products. However, these amounts could be significantly increased or decreased depending on the outcome of our research and commercialization activities pursuant to the collaboration with Schering AG and/or the outcome of our internally-funded research. In addition, we would be required to pay a royalty on worldwide net sales of products that utilize in-licensed technology. The information set forth above with respect to potential fees payable by us for in-licensed technology involves many variables and is subject to a high degree of potential variation. We may also be required to obtain license rights to other methods of gene therapy, therapeutic genes and/or vectors based on our product development and commercialization requirements.

         To date, all revenue received by us has been from our collaboration with Schering AG, and we expect that substantially all revenue for the next several years will continue to come from this and other potential collaborations. Under the Schering agreement, we may receive: (1) research and development funding for an initial product, which amount may be adjusted to support research and development for additional products presented by us and accepted by Schering AG within the field of angiogenic gene therapy, (2) milestone payments for the initial product and for each new product based on our achievement of milestones pertaining to certain regulatory filings and the development and commercialization of products; and (3) royalty payments based on worldwide net sales of each product and an additional royalty based on worldwide net sales and the product's cost of goods, up to a maximum specified royalty rate. We may not be able to establish additional collaborations on acceptable terms, if at all, or assure that current or future collaborations will be successful and provide adequate funding to meet our needs. Schering
AG currently reimburses us for research and development expenses related to certain angiogenic gene therapy products and for certain related administrative expenses. We expect to incur increases in operating expenses over the next two years as we accelerate our research and development activities and potentially initiate or expand other product development activities and collaborations. We may also elect or need to purchase additional technologies or enter into other corporate transactions which may require substantial cash outlays. Increases in operating expenses will include, but are not limited to, increased personnel costs, payments to research institutions and consultants, supplies and other costs resulting from operating our facilities, as well as expenses associated with other product development and/or commercialization activities that we undertake. To the extent these costs are incurred in fields other than angiogenic gene therapy or are otherwise not reimbursable under our current arrangement with Schering AG, we intend to use proceeds from the private placement in August
1999 and future debt or equity financings to cover such expenses.

         Based on our business strategy, the development of non-surgical cardiovascular gene therapy products will require our continued commitment of substantial resources to conduct research, preclinical studies and clinical trials, and to augment quality control, regulatory and administrative capabilities. Our future capital requirements will depend on many factors, including the pace of scientific progress in our research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, our dependence on third parties for activities related to the development and commercialization of our potential products (including our need to establish additional collaborations and potential changes to our existing collaboration with Schering AG), the cost of third-party manufacturing arrangements and the effectiveness of our product commercialization activities. We believe that our available cash and anticipated sources of funding including Schering AG, together with the net proceeds of the private placement, will be adequate to satisfy our anticipated capital requirements through March 2001. We expect that we will seek any additional capital needed to fund our operations through new collaborations, the extension of our existing collaboration, or through public or private equity or debt financings. We may not be able to obtain additional financing on acceptable terms if at all. Any inability to obtain additional financing could have a material adverse effect on us. In addition, so long as certain debt remains outstanding, we must obtain creditors' consents for certain additional indebtedness.

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

RISKS AND UNCERTAINTIES

         Both our business and our industry are subject to a high degree of risk and uncertainty. Since very few biotechnology companies have been consistently profitable, and a gene therapy product has yet to be successfully commercialized, you should regard investments in biotechnology companies such as ours as being speculative. We believe that such investments should only be made within the context of a balanced and diversified investment portfolio, and only after careful consideration of the risks and uncertainties that impact our business and our industry, including those described below.

RISKS RELATED TO OUR BUSINESS

         WE HAVE INCURRED LOSSES SINCE INCEPTION AND MAY NEVER BE PROFITABLE.

         We formed Collateral in 1995 and have only a limited operating history to review in evaluating our business and prospects. We have incurred operating losses since our inception in 1995. As of March 31, 2000, our accumulated deficit was approximately $18.0 million. We expect to incur additional losses for the foreseeable future. We also expect our losses to increase as our research and development efforts and clinical trials progress.

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

         We believe that our cash and anticipated sources of funding, including Schering AG and the net proceeds from our private placement completed on August 11, 1999, will be adequate to satisfy our anticipated capital needs through March 2001. If our plans change, or if our support from collaborative partners such as Schering AG decreased, then we may need to raise additional funds through new or existing collaborations or through private or public equity or debt financings. However, additional financing may not be available on acceptable terms or at all.

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

         Many factors may adversely affect clinical trials. For example, clinical trials are often conducted with patients who have the most advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse conditions for reasons that may not be related to the proposed product being tested. For instance, as reported in December 1999, the death of one patient enrolled in the Phase 1/2 trial for GENERX-TM-, which occurred approximately five months after the one-time product administration, was determined to have been unlikely to be causally related to the therapy. However, even if unrelated to our product, such events can nevertheless adversely impact our clinical trials. As a result, our ability to ultimately develop and market the products and obtain revenues would suffer.

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

         If we are unable to maintain or expand such collaborative relationships, it could negatively affect our business.

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

         OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT FLUCTUATIONS WHICH COULD ADVERSELY AFFECT YOUR INVESTMENT AND OUR ABILITY TO RAISE ADDITIONAL CAPITAL.

         The market prices and trading volumes for securities of emerging companies in our industry have historically been highly volatile and have experienced significant fluctuations. These fluctuations may be unrelated or disproportionate to the operating performance of companies. Our common stock has been publicly traded since July 1998. As of March 31, 2000, our common stock has traded as low as $2 7/8 per share and as high as $50 1/8 per share. In addition to factors related to the volatility of our industry and the stock market, the market price of our common stock may be affected by announcements regarding:

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

         Our present directors, executive officers and principal stockholders and their affiliates beneficially own a significant portion of our outstanding common stock. As a result, if all or some of these stockholders were to act together, they would be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in our control that may be favored by other stockholders.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


         We are a development stage company with products in the early stages of development. As a result, a substantial number of statements contained in this quarterly report on Form 10-Q and the 1999 annual report on Form 10-K, including without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, may constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those discussed under the caption "Risks and Uncertainties" as well as those factors addressed in our annual report on Form 10-K filed with the Securities and Exchange Commission. Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the date hereof.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of March 31, 2000, we had cash and cash equivalents and short-term investments of $36.9 million. We invest our excess cash in high credit quality debt instruments of corporations and financial institutions. These investments are not held for trading or other speculative purposes. Generally, our investments mature in less than 18 months. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

         At March 31, 2000, we had an outstanding bank loan of $0.7 million. This loan bears interest at prime plus 1.25% (10.25% at March 31, 2000). We pay monthly principal payments of $18,500 plus interest on the bank loan; these payments extend through April 2003. We also had outstanding $500,000 in loans from Schering AG. These loans bear interest at 1% below the prime rate (8.0% at March 31, 2000). Principal and interest on these loans are due and payable upon demand. Changes in interest rates affect the interest expense we pay on these loans and, therefore, impact our cash flows and results of operations.

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

         Since the completion of the public offering in July 1998, the net offering proceeds have been applied to approximately $11.6 million in working capital and general corporate expenditures, including research and development, and approximately $1.4 million to purchase equipment and leasehold improvements. The proceeds applied to purchase equipment and leasehold improvements are lower then what was estimated in the registration statement on Form S-1 as a result of a $1.0 million bank loan we obtained after the public offering and we were able to apply to acquiring such equipment and leasehold improvements. Additionally, $1.5 million of the costs to construct our preclinical laboratory facility were paid with Collateral's cash available prior to the public offering.


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


COLLATERAL THERAPEUTICS, INC.


Date:    April 20, 2000        \s\ Christopher J. Reinhard
                               ------------------------------
                                    Christopher J. Reinhard
                                    President
                                    Chief Operating and Financial Officer
                                    (Principal Financial and Accounting Officer)