Form 10-Q
period 2000-06-30
COLLATERAL THERAPEUTICS INC
filed 2000-07-28
CIK 1060329

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
      X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
------------           THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
------------           THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to
                                                 ----------  ----------

                        Commission File Number 000-24505

                          COLLATERAL THERAPEUTICS, INC.
             (Exact name of Registrant as specified in its charter)

                  Delaware                               33-0661290
      (State or other jurisdiction of       (IRS Employer Identification Number)
       incorporation or organization)

11622 El Camino Real, San Diego, California                92130
  (Address of principal executive offices)               (ZIP Code)

Registrant's telephone number, including area code:     858-794-3400


Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

     Yes          X                              No
         ------------------                        ----------------

As of July 19, 2000, Registrant had 13,043,839 shares of its common stock outstanding.


================================================================================

                          COLLATERAL THERAPEUTICS, INC.


                                      INDEX


                                                                                                      PAGE NO.
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets                                                                              1

              Statements of Operations                                                                    2

              Statements of Cash Flows                                                                    3

              Notes to Financial Statements                                                               4

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                               5

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 23


PART II - OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                                                  24

     Item 4.  Submission of Matters to a Vote of Security Holders.                                       24

     Item 6.  Exhibits and Reports on Form 8-K                                                           25


Signatures                                                                                               26

PART I       FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS


     COLLATERAL THERAPEUTICS, INC.
     BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------------


                                                                                      JUNE 30,                 DECEMBER 31,
                                                                                        2000                       1999
                                                                                ----------------------     ----------------------
     ASSETS                                                                          (UNAUDITED)                  (NOTE)
     Current assets:
         Cash and cash equivalents                                              $          17,196,080      $          17,897,563
         Short-term investments                                                            17,215,728                 21,730,478
         Prepaid expenses                                                                     166,413                    203,779
         Other current assets                                                                 330,797                    445,985
                                                                                ----------------------     ----------------------
     Total current assets                                                                  34,909,018                 40,277,805
     Other assets                                                                             282,986                     72,600
     Property and equipment, net                                                            2,766,196                  3,065,213
                                                                                ----------------------     ----------------------
             Total Assets                                                       $          37,958,200      $          43,415,618
                                                                                ======================     ======================

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
         Accounts payable                                                       $             255,698      $             546,842
         Accrued expenses                                                                   1,293,537                  1,316,392
         Notes payable to a related party, including accrued interest                         675,967                    656,279
         Note payable to bank, current portion                                                222,222                    222,222
         Deferred revenue                                                                     593,795                          -
                                                                                ----------------------     ----------------------
     Total current liabilities                                                              3,041,219                  2,741,735

     Note payable to bank, net of current portion                                             407,408                    518,519

     Stockholders' equity:
         Common Stock, par value $.001; 40,000,000 shares authorized; 13,036,249 and 12,919,103 shares issued and outstanding
              at June 30, 2000 and December 31, 1999, respectively                             13,036                     12,919
         Additional paid-in capital                                                        56,297,686                 55,584,481
         Deferred compensation                                                               (464,566)                  (403,007)
         Note receivable secured by common stock                                                    -                   (180,000)
         Accumulated other comprehensive loss                                                 (56,538)                   (40,762)
         Accumulated deficit                                                              (21,280,045)               (14,818,267)
                                                                                ----------------------     ----------------------
     Total stockholders' equity                                                            34,509,573                 40,155,364
                                                                                ----------------------     ----------------------
             Total Liabilities and Stockholders' Equity                         $          37,958,200      $          43,415,618
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


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


      COLLATERAL THERAPEUTICS, INC.
      STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------


                                                     THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                         JUNE 30,                                    JUNE 30,
                                            --------------------------------------     --------------------------------------
                                                   2000                1999                   2000                1999
                                            ------------------  ------------------     ------------------  ------------------
                                                         (UNAUDITED)                                (UNAUDITED)
      Revenues under collaborative
         research and development
         agreement with a related party     $         822,003   $       1,920,238      $       1,406,205   $       3,643,057

      Expenses:
         Research and development                   2,666,357           2,740,237              5,532,273           5,052,678
         General and administrative                 1,961,663           1,337,399              3,440,620           2,706,412
                                            ------------------  ------------------     ------------------  ------------------
      Total operating expenses                      4,628,020           4,077,636              8,972,893           7,759,090
                                            ------------------  ------------------     ------------------  ------------------
      Loss from operations                         (3,806,017)         (2,157,398)            (7,566,688)         (4,116,033)
      Interest income                                 569,855             137,953              1,159,542             303,741
      Interest expense                                (27,297)            (28,684)               (54,632)            (59,730)
                                            ------------------  ------------------     ------------------  ------------------
      Net loss                              $      (3,263,459)  $      (2,048,129)     $      (6,461,778)  $      (3,872,022)
                                            ==================  ==================     ==================  ==================


      Net loss per share (basic and diluted)$           (0.25)  $           (0.19)     $           (0.50)  $           (0.37)
                                            ==================  ==================     ==================  ==================

      Weighted average shares used in
         computing net loss per share
         (Basic and diluted)                       13,012,463          10,630,233             12,975,105          10,574,292
                                            ==================  ==================     ==================  ==================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


     COLLATERAL THERAPEUTICS, INC.
     STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------


                                                                              SIX MONTHS ENDED JUNE 30,
                                                                    ----------------------------------------------
                                                                             2000                     1999
                                                                    ---------------------    ---------------------
                                                                                     (UNAUDITED)
     OPERATING ACTIVITIES:
        Net loss                                                    $         (6,461,778)    $         (3,872,022)
        Adjustments to reconcile net loss to net cash
           used for operating activities:
           Depreciation and amortization                                         447,422                  421,462
           Amortization of deferred compensation                                 486,785                  335,419
           Changes in operating assets and liabilities:
              Prepaid expenses and other current assets                          152,554                  (58,689)
              Accounts payable and accrued expenses                             (294,311)                (392,057)
              Deferred revenue                                                   593,795                  (30,077)
              Other assets                                                      (210,386)                      --
           Other                                                                  (6,025)                   3,552
                                                                    ---------------------      -------------------
     Net cash used for operating activities                                   (5,291,944)              (3,592,412)
                                                                    ---------------------    ---------------------

     INVESTING ACTIVITIES:
        Proceeds from maturities of short-term investments                     4,500,000                  461,000
        Purchases of short-term investments                                            -                 (505,232)
        Purchases of property and equipment                                     (148,405)                (317,364)
                                                                    ---------------------    ---------------------
     Net cash provided by (used for) investing activities                      4,351,595                 (361,596)
                                                                    ---------------------    ---------------------

     FINANCING ACTIVITIES:
        Proceeds from issuance of common stock                                   349,977                   92,085
        Payments on note payable to bank                                        (111,111)                 (92,593)
                                                                    ---------------------    ---------------------
     Net cash provided by (used for) financing activities                        238,866                     (508)
                                                                    ---------------------    ---------------------

     Net decrease in cash and cash equivalents                                  (701,483)              (3,954,516)

     Cash and cash equivalents at beginning of period                         17,897,563               14,041,777
                                                                    ---------------------    ---------------------
     Cash and cash equivalents at end of period                     $         17,196,080     $         10,087,261
                                                                    =====================    =====================


     SUPPLEMENTARY CASH FLOW DISCLOSURE:
       Non-cash financing activities:
        Repurchase of common stock in exchange for cancellation
         of note receivable secured by common stock                 $            185,000     $                  -


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


INTERIM CONDENSED FINANCIAL STATEMENTS


         The balance sheet as of June 30, 2000, the statements of operations for the three and six months ended June 30, 2000 and 1999 and the statements of cash flows for the six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results to be expected for the full year. As these are condensed financial statements, you should also read the financial statements and footnotes contained in our latest Form 10-K.


2.       COMPREHENSIVE LOSS


         Total comprehensive loss was $3,238,746 and $6,477,554 for the three and six months ended June 30, 2000 and $2,050,180 and $3,870,792 for the three and six months June 30, 1999.


3.       NET LOSS PER SHARE

          Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding.


4.       NEW ACCOUNTING PRONOUNCEMENT

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of nonrefundable up-front fees received in conjunction with a research and development arrangement. SAB No. 101 requires that license and other up-front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. SAB No. 101 was amended to delay the implementation date to the fourth quarter of 2000 to provide additional time to study the guidance. The evaluation of the impact of SAB No. 101 on the current and prior years has not been completed; however, we don't expect it to have a material impact.


5.       RELATED PARTY TRANSACTION

         In December 1997, we loaned $150,000 to a stockholder who was also of counsel with a law firm that we use for certain patent matters. The interest bearing loan was secured by the common stock of Collateral owned by such stockholder. In April 2000, the stockholder repaid the loan amount and all accrued interest in full by tendering 7,590 shares of Collateral common stock owned by such stockholder.


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

         In May 1996, we entered into a strategic collaboration with Schering AG, directed to gene therapy products for the promotion and enhancement of angiogenesis. Schering AG has made equity investments in Collateral in connection with this collaboration agreement and provides on-going funding for certain research and development activities. Since inception, we have also conducted research in the area of non-surgical cardiovascular gene therapy that is not funded by our collaboration with Schering AG. Accordingly, our operating expenses have increased and have exceeded revenues each year. Losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies and from administrative costs required to support our efforts, to the extent our costs were not covered by the Schering AG collaboration. Under our agreement with Schering AG, we are to receive funding for certain research and development activities until May 2001. Our expenses and losses are expected to trend upward as we continue our research and development efforts, and would be expected to further increase with expanded product development and/or commercialization efforts.

RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2000 AND 1999


         Our collaborative revenue was $0.8 million and $1.9 million for the three months ended June 30, 2000 and 1999, respectively. All revenue was derived from our research and development agreement with Schering AG. Revenues for the quarter reflected reduced costs reimbursable to Collateral for pre-clinical research and support activities under our collaborative agreement with Schering AG, in line with our transition from upstream discovery and pre-clinical research into product development. These reduced costs are due in part to (1) the advancement of GENERX-TM-, our lead product candidate, from Phase 1/2 clinical trials into planned larger scale clinical trials; and (2) the transitioning of GENVASCOR-TM-, our angiogenic gene therapy product candidate for the treatment of peripheral vascular disease, from pre-clinical status into planned Phase 1/2 clinical trials.


         Research and development expenses were $2.7 million for the three months ended June 30, 2000 and 1999. While these expenses remained level, the components of research and development expenses changed. In particular, personnel costs increased due to added personnel to expand our internal development capabilities while costs for use of outside research institutions and consultants decreased.


         General and administrative expenses were $2.0 million for the three months ended June 30, 2000 compared to $1.3 million for the three months ended June 30, 1999. The increase in expenses was mainly due to higher costs associated with investor relations activities and increased personnel costs to support our research and development efforts.


SIX MONTHS ENDED JUNE 30, 2000 AND 1999


         Our collaborative revenue was $1.4 million and $3.6 million for the six months ended June 30, 2000 and 1999, respectively. All revenue was derived from our research and development agreement with Schering AG. The decrease in revenue was due to lower costs reimbursable to us under that agreement. Our use of outside research institutions and internal preclinical personnel for GENERX-TM- and GENVASCOR-TM- has decreased significantly as these potential products are advancing beyond preclinical development.


         Research and development expenses for the six months ended June 30, 2000 rose to $5.5 million from $5.1 million for the six months ended June 30, 1999. Higher research and development expenses were mainly due to increased expenses associated with additional personnel. This increase was partially offset by lower use of outside research institutions and consultants.


         General and administrative expenses were $3.4 million for the six months ended June 30, 2000 compared to $2.7 million for the six months ended June 30, 1999. General and administrative expenses rose primarily due to higher costs associated with investor relations activities and increased personnel costs.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through June 30, 2000, we have primarily financed our operations through the private and public offering of our equity securities and collaborative research and development revenues from Schering AG. We have raised $31.3 million in net proceeds from a private placement of equity securities, $13.0 million in net proceeds from our initial public offering of our common stock and aggregate net proceeds of $9.3 million from other private sales of equity securities.

         Collateral had a bank loan of $0.6 million as of June 30, 2000. We are making monthly principal payments of $18,500 plus interest on the bank loan. These payments extend through April 2003. The loan bears interest at prime plus 1.25% (10.75% at June 30, 2000) and is secured by certain equipment and furniture. The loan is subject to certain covenants including minimum working capital levels and the requirement that we must obtain the lender's consent for certain additional indebtedness. Collateral has loans totaling $500,000 from Schering AG. The loans consist of two promissory notes issued in 1995 to fund operations. The notes bear interest at 1% below the prime rate (8.5% at June 30, 2000). The notes are secured by our assets, except for equipment and furniture pledged on a first priority basis under our bank loan. As of June 30, 2000, the principal and interest on these notes totaled $0.7 million and are due and payable upon demand.

         At June 30, 2000, cash, cash equivalents and short-term investments were $34.4 million compared to $39.6 million at December 31, 1999. Decreases in cash, cash equivalents and short-term investments were primarily due to research and development expenses and general and administrative expenses not funded under our collaboration with Schering AG. Under our collaboration, Schering AG currently reimburses certain expenses for GENERX-TM- and GENVASCOR-TM-. Two additional product opportunities have also been submitted to Schering AG; however, agreement has not yet been reached regarding these additional product opportunities. We generally invest excess cash in high credit quality debt instruments of corporations and financial institutions. Working capital decreased by $5.6 million to $31.9 million for the six months ended June 30, 2000. This decrease is primarily due to cash of $5.0 million used for operating activities.

         We have entered into certain technology license agreements related to our methods of gene therapy, therapeutic genes and gene delivery vectors. To retain certain licensing rights under these cancelable agreements, we anticipate that we may be required to make aggregate payments of approximately $0.8 million through 2000.

         Our core technologies are focused on the development of non-surgical cardiovascular gene therapy products that promote angiogenesis, enhance myocardial adrenergic signaling or promote heart muscle regeneration. We have in-licensed certain technology covering methods of gene therapy and therapeutic genes for use with our methods of gene therapy. We have currently designated one gene, fibroblast growth factor-4, licensed from New York University, for use in the development of two angiogenic gene therapy products: (1) GENERX-TM-, a non-surgical angiogenic gene therapy product designed as a treatment for patients with stable exertional angina due to coronary artery disease, and (2) GENVASCOR-TM-, a non-surgical angiogenic gene therapy product designed as a treatment for patients with peripheral vascular disease. Upon any successful commercialization of these two angiogenic gene therapy products using this designated gene, the total financial milestone obligations, licensing fees and other related amounts payable by us under license agreements with New York University, covering the use of the fibroblast growth factor-4 gene, and the University of California, covering certain technology relating to methods of gene therapy, could total up to $5.4 million. This amount includes $1.4 million, which we have paid through June 30, 2000. In addition, upon any successful commercialization of these products, we would be required under the license agreements to make royalty payments on worldwide net sales of products that utilize this gene.

         In addition to GENERX-TM- and GENVASCOR-TM-, we have two other non-surgical angiogenic gene therapy product candidates, GENEVX-TM- and GENECOR-TM-, which are progressing through our preclinical research. The angiogenic genes to be designated by us for use in development of GENEVX-TM- and GENECOR-TM- will not be finalized until we have progressed further in our evaluation process. We are also conducting preclinical studies for CORGENIC-TM-, a product candidate based on our myocardial adrenergic signaling technology in order to support a potential investigational new drug application. Based on our current agreements covering in-licensed technology, if our non-surgical cardiovascular gene therapy products are successfully commercialized, our total financial obligations pursuant to licensing agreements with respect to all five of our products which are currently beyond the research stage could range from between $7.7 million to $9.7 million, of which $2.1 million has been paid through June 30, 2000. Our financial obligations will vary depending on the selection of therapeutic genes for use in our gene therapy products. However, these amounts could be significantly increased or decreased depending on the outcome of our research and commercialization activities pursuant to the collaboration with Schering AG and/or the outcome of our internally-funded research. In addition, we would be required to pay a royalty on worldwide net sales of products that utilize in-licensed technology. The information set forth above with respect to potential fees payable by us for in-licensed technology involves many variables and is subject to a high degree of potential variation. We may also be required to obtain license rights to other methods of gene therapy, therapeutic genes and/or vectors based on our product development and commercialization requirements.

         To date, all revenue received by us has been from our collaboration with Schering AG, and we expect that substantially all revenue for the next several years will continue to come from this and other potential collaborations. Under the Schering agreement, we may receive: (1) research and development funding for an initial product, which amount may be adjusted to support research and development for additional products presented by us and accepted by Schering AG within the field of angiogenic gene therapy, (2) milestone payments for the initial product and for each new product based on our achievement of milestones pertaining to certain regulatory filings and the development and commercialization of products; and (3) royalty payments based on worldwide net sales of each product and an additional royalty based on worldwide net sales and the product's cost of goods, up to a maximum specified royalty rate. We may not be able to establish additional collaborations on acceptable terms, if at all, or assure that current or future collaborations will be successful and provide adequate funding to meet our needs. Schering AG currently reimburses us for research and development expenses related to certain angiogenic gene therapy products and for certain related administrative expenses. We expect to incur increases in operating expenses over the next two years as we accelerate our research and development activities and potentially initiate or expand other product development activities and collaborations. We may also elect or need to purchase additional technologies or enter into other corporate transactions which may require substantial cash outlays. Increases in operating expenses will include, but are not limited to, increased personnel costs, rent, payments to research institutions and consultants, supplies and other costs resulting from operating our facilities, as well as expenses associated with other product development and/or commercialization activities that we undertake. To the extent these costs are incurred in fields other than angiogenic gene therapy or are otherwise not reimbursable under our current arrangement with Schering AG, we intend to use our available cash and future debt or equity financings to cover such expenses.

         Based on our business strategy, the development of non-surgical cardiovascular gene therapy products will require our continued commitment of substantial resources to conduct research, preclinical studies and clinical trials, and to augment quality control, regulatory and administrative capabilities. Our future capital requirements will depend on many factors, including the pace of scientific progress in our research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, our dependence on third parties for activities related to the development and commercialization of our potential products (including our need to establish additional collaborations and potential changes to our existing collaboration with Schering AG), the cost of third-party manufacturing arrangements and the effectiveness of our product commercialization activities. We believe that our available cash and anticipated sources of funding from Schering AG will be adequate to satisfy our anticipated capital requirements through June 2001. We expect that we will seek any additional capital needed to fund our operations through new collaborations, the extension of our existing collaboration, or through public or private equity or debt financings. We may not be able to obtain additional financing on acceptable terms if at all. Any inability to obtain additional financing could have a material adverse effect on us. In addition, so long as certain debt remains outstanding, we must obtain creditors' consents for certain additional indebtedness.

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

RISKS RELATED TO OUR BUSINESS

         WE HAVE INCURRED LOSSES SINCE INCEPTION AND MAY NEVER BE PROFITABLE.

         We formed Collateral in 1995 and have only a limited operating history to review in evaluating our business and prospects. We have incurred operating losses since our inception in 1995. As of June 30, 2000, our accumulated deficit was approximately $21.3 million. We expect to incur additional losses for the foreseeable future. We also expect our losses to increase as our research and development efforts and clinical trials progress.

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

         We believe that our cash and anticipated sources of funding from Schering AG, will be adequate to satisfy our anticipated capital needs through June 2001. If our plans change, or if our support from collaborative partners such as Schering AG decreased, then we may need to raise additional funds through new or existing collaborations or through private or public equity or debt financings. However, additional financing may not be available on acceptable terms or at all.

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

         OUR PRODUCTS MAY HAVE UNACCEPTABLE SIDE EFFECTS WHICH COULD DELAY OR PREVENT PRODUCT APPROVAL.

         Possible side effects of gene therapy technologies may be serious and life-threatening. The occurrence of any unacceptable side effects during or after preclinical and clinical testing of our potential products could delay approval of our products and our revenues would suffer. For example, possible serious side effects of viral vector-based gene transfer include viral infections resulting from contamination with replication-competent viruses and inflammation or other injury to the heart or other parts of the body. In addition, the development of cancer in a patient is a possible side effect of gene therapy technologies. Furthermore, there is a possibility of side effects or decreased effectiveness associated with an immune response toward any viral vector or gene used in gene therapy. The possibility of such response may increase if there is a need to deliver the viral vector more than once.

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

         OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT FLUCTUATIONS WHICH COULD ADVERSELY AFFECT YOUR INVESTMENT AND OUR ABILITY TO RAISE ADDITIONAL CAPITAL.

         The market prices and trading volumes for securities of emerging companies in our industry have historically been highly volatile and have experienced significant fluctuations. These fluctuations may be unrelated or disproportionate to the operating performance of companies. Our common stock has been publicly traded since July 1998. As of June 30, 2000, our common stock has traded as low as $2 7/8 per share and as high as $50 1/8 per share. In addition to factors related to the volatility of our industry and the stock market, the market price of our common stock may be affected by announcements regarding:

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




ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of June 30, 2000, we had cash and cash equivalents and short-term investments of $34.4 million. We invest our excess cash in high credit quality debt instruments of corporations and financial institutions. These investments are not held for trading or other speculative purposes. Generally, our investments mature in less than 18 months. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

         At June 30, 2000, we had an outstanding bank loan of $0.6 million. This loan bears interest at prime plus 1.25% (10.75% at June 30, 2000). We pay monthly principal payments of $18,500 plus interest on the bank loan; these payments extend through April 2003. We also had outstanding $500,000 in loans from Schering AG. These loans bear interest at 1% below the prime rate (8.5% at June 30, 2000). Principal and interest on these loans are due and payable upon demand. Changes in interest rates affect the interest expense we pay on these loans and, therefore, impact our cash flows and results of operations.

         We are not exposed to risks for changes in foreign currency exchange rates, commodity prices, or any other market rates.



         PART II-OTHER INFORMATION


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      Not applicable.

         (d)      Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a)      The annual meeting of stockholders was held on May 25, 2000.

         (b)      See c) below.

         (c) The following members of the Board of Directors were elected to serve until the next annual meeting and until their successors are elected and qualified:


                                                                                          Votes
                                                                  Votes For              Withheld

                  Jack W. Reich, Ph.D.                            9,898,566               70,035
                  Christopher J. Reinhard                         9,898,566               70,035
                  Charles J. Aschauer                             9,944,251               24,350
                  B. Mason Flemming Jr.                           9,944,251               24,350
                  H. Kirk Hammond, M.D.                           9,944,251               24,350
                  Ronald I. Simon, Ph.D.                          9,944,251               24,350
                  Dale A. Stringfellow, Ph.D.                     9,944,251               24,350

         The following proposals were approved at the annual meeting:


                                                                         Voted           Votes             Broker
                                                 Voted For              Against       Abstaining          non-votes
                                                 ---------              -------       ----------          ---------
To approve amendments to the 1998 Stock             8,466,285           184,466           4,700            1,313,170
   Incentive Plan, including (i) an increase in
   the number of shares of common stock
   authorized for issuance by 1.5 million
   shares and (ii) elimination of the option
   cancellation and re-grant ("re-pricing")
   provisions.

To approve amendments to the 1998                   8,620,017            30,889           4,525            1,313,170
   Employee Stock Purchase Plan including an
   increase in the number of shares of common
   stock authorized for issuance by 100,000.

To ratify the appointment of Ernst &                9,963,293             3,953           1,355                  --
   Young LLP as our independent auditors
   for the year ending December 31, 2000.

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

                  27.1     Financial Data Schedule.


(b)      Reports on Form 8-K.


                  No Reports on Form 8-K were filed during the three months ended June 30, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned.


COLLATERAL THERAPEUTICS, INC.

Date:    July 28, 2000           /s/ Christopher J. Reinhard
                                 -------------------------------
                                 Christopher J. Reinhard
                                 President
                                 Chief Operating and Financial Officer
                                 (Principal Financial and Accounting Officer)