Form 10-Q
period 2000-09-30
COLLATERAL THERAPEUTICS INC
filed 2000-11-14
CIK 1060329

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
         ____X____ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

         _________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____to _____

                        Commission File Number 000-24505

                          COLLATERAL THERAPEUTICS, INC.
             (Exact name of Registrant as specified in its charter)

                                    Delaware
                         (State or other jurisdiction of
                         incorporation or organization)

                  11622 El Camino Real, San Diego, California
                    (Address of principal executive offices)

                                      92130
                                   (ZIP Code)

                                   33-0661290
                      (IRS Employer Identification Number)

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

     Yes   _______X_______                       No    ________________

As of November 8, 2000, Registrant had 13,104,305 shares of its common stock outstanding.

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


PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

     COLLATERAL THERAPEUTICS, INC.
     BALANCE SHEETS

                                                                                    SEPTEMBER 30,              DECEMBER 31,
                                                                                       2000                       1999
                                                                                ----------------------     ----------------------
     ASSETS                                                                          (UNAUDITED)                  (NOTE)

     Current assets:
         Cash and cash equivalents                                              $           6,631,314      $          17,897,563
         Short-term investments                                                            24,254,455                 21,730,478
         Prepaid expenses                                                                     216,534                    203,779
         Other current assets                                                                 617,471                    445,985
                                                                                ----------------------     ----------------------
     Total current assets                                                                  31,719,774                 40,277,805
     Other assets                                                                             285,258                     72,600
     Property and equipment, net                                                            2,676,465                  3,065,213
                                                                                ----------------------     ----------------------
             Total Assets                                                       $          34,681,497      $          43,415,618
                                                                                ======================     ======================

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
         Accounts payable                                                       $             344,113      $             546,842
         Accrued expenses                                                                   1,583,656                  1,316,392
         Notes payable to a related party, including accrued interest                         686,745                    656,279
         Note payable to bank, current portion                                                222,222                    222,222
         Deferred revenue                                                                     132,346                          -
                                                                                ----------------------     ----------------------
     Total current liabilities                                                              2,969,082                  2,741,735

     Note payable to bank, net of current portion                                             351,852                    518,519

     Stockholders' equity:
         Common Stock, par value $.001; 40,000,000 shares authorized;
             13,100,497 and 12,919,103 shares issued and outstanding
             at September 30, 2000 and December 31, 1999, respectively         .              13,101                     12,919
         Additional paid-in capital                                                        56,487,171                 55,584,481
         Deferred compensation                                                               (376,854)                  (403,007)
         Note receivable secured by common stock                                                    -                   (180,000)
         Accumulated other comprehensive loss                                                 (16,813)                   (40,762)
         Accumulated deficit                                                              (24,746,042)               (14,818,267)
                                                                                ----------------------     ----------------------
     Total stockholders' equity                                                            31,360,563                 40,155,364
                                                                                ----------------------     ----------------------
             Total Liabilities and Stockholders' Equity                         $          34,681,497      $          43,415,618
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


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

      COLLATERAL THERAPEUTICS, INC.
      STATEMENTS OF OPERATIONS


                                                        THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                           SEPTEMBER 30,                              SEPTEMBER 30,
                                               --------------------------------------     --------------------------------------
                                                      2000                1999                   2000                1999
                                               ------------------  ------------------     ------------------  ------------------
                                                            (UNAUDITED)                                (UNAUDITED)
      Revenues under collaborative
         research and development
         agreement with related party:         $         461,449   $       1,677,324      $       1,867,654   $       5,320,381

      Expenses:
         Research and development                      3,075,758           2,381,783              8,608,031           7,434,461
         General and administrative                    1,363,596           1,257,677              4,804,216           3,964,089
                                               ------------------  ------------------     ------------------  ------------------
      Total operating expenses                         4,439,354           3,639,460             13,412,247          11,398,550
                                               ------------------  ------------------     ------------------  ------------------
      Loss from operations                            (3,977,905)         (1,962,136)           (11,544,593)         (6,078,169)
      Interest income                                    538,982             392,688              1,698,524             696,429
      Interest expense                                   (27,074)            (28,366)               (81,706)            (88,096)
                                               ------------------  ------------------     ------------------  ------------------
      Net loss                                 $      (3,465,997)  $      (1,597,814)     $      (9,927,775)  $      (5,469,836)
                                               ==================  ==================     ==================  ==================


      Net loss per share (basic and diluted)   $           (0.27)  $           (0.14)     $           (0.76)  $           (0.50)
                                               ==================  ==================     ==================  ==================

      Weighted average shares used in
         computing net loss per share
         (Basic and diluted)                          13,068,161          11,778,210             13,006,427          11,045,927
                                               ==================  ==================     ==================  ==================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

     COLLATERAL THERAPEUTICS, INC.
     STATEMENTS OF CASH FLOWS


                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                    ----------------------------------------------
                                                                              2000                     1999
                                                                    ---------------------    ---------------------
                                                                                     (UNAUDITED)

     OPERATING ACTIVITIES:
        Net loss                                                       $      (9,927,775)       $      (5,469,836)
        Adjustments to reconcile net loss to net cash
           used for operating activities:
           Depreciation and amortization                                         677,988                  644,973
           Amortization of deferred compensation                                 580,925                  446,349
           Changes in operating assets and liabilities:
              Prepaid expenses and other current assets                         (184,241)                (777,322)
              Accounts payable and accrued expenses                               95,001                  212,716
              Deferred revenue                                                   132,346                   72,599
              Other assets                                                      (212,658)                       -
           Other                                                                  19,402                   10,330
                                                                       ------------------       ------------------
     Net cash used for operating activities                                   (8,819,012)              (4,860,191)
                                                                       ------------------       ------------------

     INVESTING ACTIVITIES:
        Proceeds from maturities of short-term investments                     4,500,000                  961,000
        Purchases of short-term investments                                   (7,024,430)             (12,872,492)
        Purchases of property and equipment                                     (289,240)                (450,668)
                                                                       ------------------       ------------------
     Net cash used for investing activities                                   (2,813,670)             (12,362,160)
                                                                       ------------------       ------------------

     FINANCING ACTIVITIES:
        Proceeds from issuance of common stock                                   533,100               31,344,319
        Payments on note payable to bank                                        (166,667)                (148,148)
                                                                       ------------------       ------------------
     Net cash provided by financing activities                                   366,433               31,196,171
                                                                       ------------------       ------------------

     Net (decrease) increase in cash and cash equivalents                    (11,266,249)              13,973,820

     Cash and cash equivalents at beginning of period                         17,897,563               14,041,777
                                                                       ------------------       ------------------
     Cash and cash equivalents at end of period                        $       6,631,314        $      28,015,597
                                                                       ==================       ==================


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

INTERIM CONDENSED FINANCIAL STATEMENTS

     The balance sheet as of September 30, 2000, the statements of operations for the three and nine months ended September 30, 2000 and 1999 and the statements of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results to be expected for the full year. As these are condensed financial statements, you should also read the financial statements and footnotes contained in our latest Form 10-K.

2.   COMPREHENSIVE LOSS

     Total comprehensive loss was $3,426,272 and $9,903,826 for the three and nine months ended September 30, 2000 and $1,581,010 and $5,451,802 for the three and nine months ended September 30, 1999.

3.   NET LOSS PER SHARE

     Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding. Equivalent shares arising from outstanding stock options have not been included in the computation of net loss per share as their effect would be anti-dilutive.

4.   NEW ACCOUNTING PRONOUNCEMENTS

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, if applicable, we will adopt on January 1, 2001. SFAS 133 sets forth a comprehensive and consistent standard for the recognition of derivatives and hedging activities. SFAS No. 133 is not anticipated to have an impact on our results of operations or financial condition when adopted as we currently hold no derivative financial instruments and do not currently engage in hedging activities.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Our collaborative revenue was $0.5 million and $1.7 million for the three months ended September 30, 2000 and 1999, respectively. All revenue was derived from our research and development agreement with Schering AG. Revenue for the quarter reflected reduced costs reimbursable to Collateral for pre-clinical research and support activities covered under our collaborative agreement with Schering AG, in line with our transition from upstream discovery and pre-clinical research into product development. These reduced costs are due in part to (1) the advancement of GENERX-TM-, our lead product candidate, from Phase 1/2 clinical trials into planned larger scale clinical trials; and (2) the transitioning of GENVASCOR-TM-, our angiogenic gene therapy product candidate for the treatment of peripheral vascular disease, from pre-clinical status into planned clinical trials.

     Research and development expenses rose to $3.1 million for the three months ended September 30, 2000 from $2.4 million for the three months ended September 30, 1999. This increase reflects a combination of greater amounts due under license agreements and increased costs associated with added personnel needed to expand our internal development capabilities. Lower costs for the use of outside research institutions and consultants partially offset these increases.

     General and administrative expenses were $1.4 million for the three months ended September 30, 2000 compared to $1.3 million for the three months ended September 30, 1999. General and administrative expenses rose slightly due to increased personnel costs to support our research and development efforts.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Our collaborative revenue was $1.9 million and $5.3 million for the nine months ended September 30, 2000 and 1999, respectively. All revenue was derived from our research and development agreement with Schering AG. The decrease in revenue was due to lower costs reimbursable to us under that agreement. In particular, our use of outside research institutions and internal preclinical personnel for GENERX-TM- and GENVASCOR-TM- has decreased significantly as these potential products have advanced beyond preclinical development.

     Research and development expenses for the nine months ended September 30, 2000 rose to $8.6 million from $7.4 million for the nine months ended September 30, 1999. Higher research and development expenses were due to a combination of increased costs associated with additional personnel and greater amounts due under license agreements. This increase in expenses was partially offset by the decreased use of outside research institutions and consultants.

     General and administrative expenses were $4.8 million for the nine months ended September 30, 2000 compared to $4.0 million for the nine months ended September 30, 1999. General and administrative expenses rose primarily due to higher personnel and investor relations costs.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through September 30, 2000, we have primarily financed our operations through the private and public offering of our equity securities and through collaborative research and development revenues from Schering AG. We have raised $31.3 million in net proceeds from a private placement of equity securities, $13.0 million in net proceeds from our initial public offering of our common stock and aggregate net proceeds of $9.5 million from other private sales of equity securities.

     Collateral had a bank loan of $0.6 million as of September 30, 2000. We are making monthly principal payments of $18,500 plus interest on the bank loan, which matures in April 2003. The loan bears interest at prime plus 1.25% (10.75% at September 30, 2000) and is secured by certain equipment and furniture. The loan is subject to certain covenants including minimum working capital levels and the requirement that we must obtain the lender's consent for certain additional indebtedness. As of September 30, 2000, Collateral had loans from Schering AG of $0.7 million, including principal and interest, which are due and payable upon demand. The loans consist of two promissory notes issued in 1995 to fund operations. The notes bear interest at 1% below the prime rate (8.5% at September 30, 2000) and are secured by our assets, except for equipment and furniture pledged on a first priority basis under our bank loan.

     At September 30, 2000, cash, cash equivalents and short-term investments were $30.9 million compared to $39.6 million at December 31, 1999. Decreases in cash, cash equivalents and short-term investments were primarily due to research and development expenses and general and administrative expenses not funded under our collaboration with Schering AG. Under our collaboration, Schering AG currently reimburses certain expenses for GENERX-TM- and GENVASCOR-TM-. Two additional product opportunities have also been submitted to Schering AG; however, agreement has not yet been reached regarding these additional product opportunities. We generally invest excess cash in high credit quality debt instruments of corporations and financial institutions. Working capital decreased by $8.8 million to $28.8 million for the nine months ended September 30, 2000. This decrease is primarily due to cash used for operating activities.

     We have entered into certain technology license agreements related to our methods of gene therapy, therapeutic genes and gene delivery vectors. To retain certain licensing rights under these cancelable agreements, we anticipate that we may be required to make aggregate payments of approximately $0.3 million through the remainder of 2000.

     Our core technologies are focused on the development of non-surgical cardiovascular gene therapy products that promote angiogenesis, enhance myocardial adrenergic signaling or promote heart muscle regeneration. We have in-licensed certain technology covering methods of gene therapy and therapeutic genes for use with our methods of gene therapy. We have currently designated one gene, fibroblast growth factor-4, licensed from New York University, for use in the development of two angiogenic gene therapy products: (1) GENERX-TM-, a non-surgical angiogenic gene therapy product designed as a treatment for patients with stable exertional angina due to coronary artery disease, and (2) GENVASCOR-TM-, a non-surgical angiogenic gene therapy product designed as a treatment for patients with peripheral vascular disease. Upon any successful commercialization of these two angiogenic gene therapy products using this designated gene, the total financial milestone obligations, licensing fees and other related amounts payable by us under license agreements with New York University, covering the use of the fibroblast growth factor-4 gene, and the University of California, covering certain technology relating to methods of gene therapy, could total up to $5.3 million. This amount includes $1.5 million, which we have paid through September 30, 2000. In addition, upon any successful commercialization of these products, we would be required under the license agreements to make royalty payments on worldwide net sales of products that utilize this gene. In September 2000, we announced plans to support establishment of a research chair at the University of California San Diego Cardiovascular Center focused on discovery research in the field of non-surgical cardiovascular gene therapy. The associated discovery research support will be funded out of a contribution of up to 50,000 shares of our common stock to the UC San Diego Foundation.

     In addition to GENERX-TM- and GENVASCOR-TM-, we have two other non-surgical angiogenic gene therapy product candidates, GENEVX-TM- and GENECOR-TM-, which are progressing through our preclinical research. The angiogenic genes to be designated by us for use in the development of GENEVX-TM- and GENECOR-TM- will not be finalized until we have progressed further in our evaluation process. We are also conducting preclinical studies for CORGENIC-TM-, a product candidate based on our myocardial adrenergic signaling technology in order to support a potential investigational new drug application. Based on our current agreements covering in-licensed technology, if our non-surgical cardiovascular gene therapy products are successfully commercialized, our total financial obligations pursuant to licensing agreements with respect to all five of our products which are currently beyond the research stage could range from between $7.7 million to $9.5 million, of which $2.2 million has been paid through September 30, 2000. Our financial obligations will vary depending on the selection of therapeutic genes for use in our gene therapy products. However, these amounts could be significantly increased or decreased depending on the outcome of our research and commercialization activities pursuant to the collaboration with Schering AG and/or the outcome of our internally-funded research. In addition, we would be required to pay a royalty on worldwide net sales of products that utilize in-licensed technology. In August 2000, we entered into an agreement with the University of Texas to exclusively license certain human genes and to sponsor additional research focused on cardiac cell differentiation. We will pay licensing fees and royalties based on worldwide sales of products that Collateral may develop based on technology licensed under the agreement. Under this agreement, we agreed to pay up to $1.0 million for research support and licensing fees, excluding royalties, of which $0.4 million has been paid. The information set forth above with respect to potential fees payable by us for in-licensed technology involves many variables and is subject to a high degree of potential variation. We may also be required to obtain license rights to other methods of gene therapy, therapeutic genes and/or vectors based on our product development and commercialization requirements potentially increasing our financial obligations.

     To date, all revenue received by us has been from our collaboration with Schering AG, and we expect that substantially all revenue for the next several years would come from this and/or other potential collaborations.

However, we may not be able to extend the Schering arrangement or establish other collaborations on acceptable terms, if at all, or assure that current or future collaborations will be successful and provide adequate funding to meet our needs. Schering AG currently reimburses us for research and development expenses related to certain angiogenic gene therapy products and for certain related administrative expenses under our agreement which ends in May 2001. We expect to incur increases in operating expenses over the next two years as we accelerate our research and development activities and potentially initiate or expand other product development activities and collaborations. We may also elect or need to purchase additional technologies or enter into other corporate transactions which may require substantial cash outlays. Increases in operating expenses will include, but are not limited to, increased personnel costs, rent, payments to research institutions and consultants, supplies and other costs resulting from operating our facilities, as well as expenses associated with other product development and/or commercialization activities that we undertake. To the extent these costs are incurred in fields other than angiogenic gene therapy or are otherwise not reimbursable under our current or any new arrangement with Schering AG, we intend to use our available cash and future debt or equity financings to cover such expenses.

     Based on our business strategy, the development of non-surgical cardiovascular gene therapy products will require our continued commitment of substantial resources to conduct research, preclinical studies and clinical trials, and to augment quality control, regulatory and administrative capabilities. Our future capital requirements will depend on many factors, including the pace of scientific progress in our research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the costs of any potential litigation or other dispute resolution, competing technological and market developments, our dependence on third parties for activities related to the development and commercialization of our potential products (including our need to establish additional collaborations and potential changes to our existing collaboration with Schering AG), the cost of third-party manufacturing arrangements and the effectiveness of our product commercialization activities. We believe that our available cash and anticipated sources of funding from Schering AG will be adequate to satisfy our anticipated capital requirements through at least the next twelve months. We expect that we will seek any additional capital needed to fund our operations through new collaborations, the extension of our existing collaboration, or through public or private equity or debt financings. We may not be able to obtain additional financing on acceptable terms if at all. Any inability to obtain additional financing could have a material adverse effect on us. In addition, so long as certain debt remains outstanding, we must obtain creditors' consents for certain additional indebtedness.

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

RISKS RELATED TO OUR BUSINESS

     WE HAVE INCURRED LOSSES SINCE INCEPTION AND MAY NEVER BE PROFITABLE.

     We formed Collateral in 1995 and have only a limited operating history to review in evaluating our business and prospects. We have incurred operating losses since our inception in 1995. As of September 30, 2000, our accumulated deficit was approximately $24.7 million. We expect to incur additional losses for the foreseeable future. We also expect our losses to increase as our research and development efforts and clinical trials progress.

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

     We believe that our cash and anticipated sources of funding from Schering AG, will be adequate to satisfy our anticipated capital needs through at least the next twelve months. If we need any additional capital to fund our operations, we expect that we would seek that additional funding through new collaborations, the extension of our existing collaboration, or through public or private equity or debt financings. However, additional financing may not be available on acceptable terms or at all.

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

     There are many reasons that our potential products may not advance beyond early-stage testing, including the possibility that:

     - our potential products may be ineffective, unsafe or associated with unacceptable side effects;

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

     Many factors can adversely affect clinical trials. For example, clinical trials are often conducted with patients who have the most advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse events for reasons that may or may not be related to the proposed product being tested. For instance, as reported in December 1999, the death of a patient enrolled in the Phase 1/2 trial for GENERX-TM-, which occurred approximately five months after the one-time product administration, was determined to have been unlikely to be causally related to the therapy. However, even if unrelated to our product, such events can nevertheless adversely impact our clinical trials. As a result, our ability to ultimately develop and market the products and obtain revenues would suffer.

     Our clinical trials may also be adversely impacted by patient deaths or problems that occur in other trials. For example, the death of a patient in another trial in 1999 who had received an adenoviral gene delivery vector expressing an ornithine transcarbamylase gene triggered several government investigations and reviews of past and ongoing gene therapy trials.

     Deaths and other adverse events that occur in the conduct of clinical trials may result in an increase in governmental regulation or litigation, and could result in delays or halts being imposed upon clinical trials including our own. In addition, patients involved in clinical trials such as ours often have unknown as well as known health risks and pre-existing conditions. An adverse event may therefore appear to have been caused or exacerbated by the administration of study product, even if it was not actually related. Such consequences can also increase the risk that any potential adverse event in our trial could give rise to claims for damages against us, or could cause further delays or a halt of our clinical trial, any of which results would negatively affect us. In addition, fears regarding the potential consequences of gene therapy trials or the conduct of such trials could dissuade investigators or patients from participating in our trials, which could substantially delay or prevent our product development efforts.

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

     OUR POTENTIAL PRODUCTS MAY HAVE UNACCEPTABLE SIDE EFFECTS WHICH COULD DELAY OR PREVENT PRODUCT APPROVAL.

     Possible side effects of gene therapy technologies may be serious and life-threatening. The occurrence of any unacceptable side effects during or after preclinical and clinical testing of our potential products could delay approval of our products and our revenues would suffer. For example, possible serious side effects of viral vector-based gene transfer include viral infections resulting from contamination with replication-competent viruses and inflammation or other injury to the heart or other parts of the body. In addition, the development or worsening of cancer in a patient may be a perceived or actual side effect of gene therapy technologies such as our own. Furthermore, there is a possibility of side effects or decreased effectiveness associated with an immune response toward any viral vector or gene used in gene therapy. The possibility of such response may increase if there is a need to deliver the viral vector more than once.

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

     We effectively rely on our collaboration with Schering AG for significant funding of our angiogenic gene therapy research efforts. We cannot be certain Schering AG will continue to fund this research, especially if they develop competitive products. In addition, the initial term of our agreement as it relates to research and development funding is due to end in May 2001. If Schering reduces or terminates this funding, we may have to fund clinical trials, product development and commercialization ourselves by using additional resources or by scaling back or terminating other research and development programs. We also may need to seek alternative collaborations or financing sources or sell or license rights to some of our proprietary technology that we consider valuable to our business. If Schering AG withdraws support, we may be unable to complete our product development programs.

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

     OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT FLUCTUATIONS WHICH COULD ADVERSELY AFFECT YOUR INVESTMENT AND OUR ABILITY TO RAISE ADDITIONAL CAPITAL.

     The market prices and trading volumes for securities of emerging companies in our industry have historically been highly volatile and have experienced significant fluctuations. These fluctuations may be unrelated or disproportionate to the operating performance of companies. Our common stock has been publicly traded since July 1998. As of September 30, 2000, our common stock has traded as low as $2.875 per share and as high as $50.125 per share. In addition to factors related to the volatility of our industry and the stock market, the market price of our common stock may be affected by announcements regarding:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2000, we had cash and cash equivalents and short-term investments of $30.9 million. We invest our excess cash in high credit quality debt instruments of corporations and financial institutions. These investments are not held for trading or other speculative purposes. Generally, our investments mature in less than 18 months. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

     At September 30, 2000, we had an outstanding bank loan of $0.6 million. This loan bears interest at prime plus 1.25% (10.75% at September 30, 2000). We pay monthly principal payments of $18,500 plus interest on the bank loan; these payments extend through April 2003. We also had outstanding $0.7 million in loans, including principal and interest, from Schering AG. These loans bear interest at 1% below the prime rate (8.5% at September 30, 2000). Principal and interest on these loans are due and payable upon demand. Changes in interest rates affect the interest expense we pay on these loans and, therefore, impact our cash flows and results of operations.

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

                    10.1 Exclusive Patent License Agreement between The
                         University of Texas System and the Company, dated August 23, 2000; excluding certain attachments containing information which is considered not material to an investment decision and is otherwise discussed in the agreement; they will be provided supplementally to the Commission upon request.

                    27.1 Financial Data Schedule.


          (b) Reports on Form 8-K.


                    No Reports on Form 8-K were filed during the three months ended September 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned.

COLLATERAL THERAPEUTICS, INC.

Date:    November  14, 2000       /s/ Christopher J. Reinhard
                                  -----------------------------------
                                  Christopher J. Reinhard
                                  President
                                  Chief Operating and Financial Officer
                                  (Principal Financial and Accounting Officer)