Form 10-K405
period 2000-12-31
COLLATERAL THERAPEUTICS INC
filed 2001-03-30
CIK 1060329

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

                   For the fiscal year ended December 31, 2000

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ___________
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

                          COMMON STOCK $.001 PAR VALUE

                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sales price of the common stock on the Nasdaq National Market on February 28, 2001 was $111,797,846. This amount excludes 7,382,576 shares of the Registrant's common stock held by executive officers, directors and affiliated parties at February 28, 2001. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

               The number of shares of the Registrant's common stock outstanding was 13,228,215 as of February 28, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the Company's 2001 Annual Meeting are incorporated herein by reference into Part III of this Report.

         Certain exhibits filed with the Registrant's prior registration statements and Forms 10-K and 10-Q are incorporated herein by reference into
Part IV of this Report.

                                     PART I

ITEM 1.       BUSINESS

         This report on Form 10-K may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties. For a discussion of factors which may affect the outcome projected in such statements, see "Cautionary Factors That May Affect Future Results" and "Risks and Uncertainties" in this report on Form 10-K. While this outlook represents our current judgment on the future direction of our business, such risks and uncertainties could cause actual results to differ materially from our outlook as presented below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the date of this report on Form 10-K.

OVERVIEW

         Collateral is focused on the discovery and development of non-surgical gene therapy products for the treatment of cardiovascular diseases, including:

        o        coronary artery disease,

        o        peripheral vascular disease,

        o        congestive heart failure, and

        o        heart attack.

         Cardiovascular disease is a leading cause of death in the U.S. In 2001, the American Heart Association reported that an estimated 60.8 million patients in the U.S. had cardiovascular disease. The American Heart Association also estimated in 2001 that the U.S. healthcare system will spend approximately $181.8 billion annually on the care and treatment of patients with cardiovascular diseases.

         We believe that our products under development hold the potential to revolutionize the treatment of cardiovascular diseases. We believe that these products could provide a new standard of care by offering patients simpler, more cost-effective and lower-risk alternatives to currently available treatments, such as coronary artery bypass surgery and angioplasty. Our initial gene therapy products are designed to promote and enhance angiogenesis, a natural biological process that results in the growth of additional blood vessels to increase levels of blood flow to oxygen-deprived tissues. In collaboration with our partner Schering AG, in May 1998 we began early-stage testing in humans, known as a Phase 1/2 trial, for GENERX(TM), the first of our gene therapy product candidates. In January 2001, based on results from the Phase 1/2 trial, Collateral reported plans to move forward with Phase 2b/3 clinical trials of GENERX(TM) in collaboration with Schering AG. Our non-surgical gene therapy product candidates use technology which includes:

        o        methods of gene therapy,

        o        therapeutic genes, and

        o        gene delivery vectors.

         We have designed our initial gene therapy product candidates for non-surgical administration by an interventional cardiologist using our methods of gene therapy. These methods involve a one-time intracoronary infusion of our product through a standard cardiac catheter, which could be administered at the time of initial angiography, on an out-patient basis. In addition to our products designed to promote and enhance angiogenesis, we are also actively researching gene therapy products designed to enhance function of the heart in patients suffering from heart failure and to improve cardiac function after a heart attack.

         We designed GENERX(TM), our initial non-surgical gene therapy product, to promote and enhance angiogenesis for the treatment of coronary artery disease in patients with stable exertional angina. Stable exertional angina refers to chest pain, or angina, that generally occurs in connection with exercise or emotional stress. Other products under development are being designed for the treatment of various forms of cardiovascular disease, including angina due to coronary artery disease, congestive heart failure and peripheral vascular disease. The following non-surgical cardiovascular gene therapy product candidates are currently at various stages in research and development:

        o GENERX(TM), which uses a fibroblast growth factor gene known as FGF-4 to promote and enhance angiogenesis for the treatment of coronary artery disease in patients with stable exertional angina;

        o GENVASCOR(TM), which uses the FGF-4 gene to promote and enhance angiogenesis for the treatment of peripheral vascular disease resulting from decreased peripheral blood flow, usually in the lower limbs;

        o CORGENTIN(TM), which uses an angiogenic gene or combination of angiogenic genes for the treatment of ischemic heart disease, which could include congestive heart failure;

        o GENEVX(TM), which uses a vascular endothelial growth factor gene known as a VEGF gene to promote and enhance angiogenesis for the treatment of coronary artery disease;

        o CORGENIC(TM), which uses an adrenergic signaling protein gene for the treatment of congestive heart failure to enhance responsiveness of the heart to adrenergic stimulation; and

        o MYOCOR(TM), which is focused on the improvement of heart muscle function and the prevention or reduction of changes that can impair heart function following a heart attack.

         We have assembled a portfolio of therapeutic genes for use in our potential gene therapy products. This portfolio includes genes that we either discovered or exclusively licensed for use in the development of cardiovascular gene therapy products. The portfolio includes both issued patents and pending patent applications.

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

         During 1997, we continued to expand our research and development efforts and entered into additional licensing arrangements. We secured the license rights to several therapeutic genes for the promotion and enhancement of angiogenesis in March 1997. In December 1997, our strategic partner, Schering AG, filed a commercial investigational new drug application for GENERX(TM) with the U.S. Food and Drug Administration (FDA). A Phase 1/2 clinical trial, early stage testing in humans, for GENERX(TM) began in May 1998. In July 1998, we completed an initial public offering and in August 1999, we completed a private placement of equity securities to support our continued growth and product development activities. In January 2001, based on results from the Phase 1/2 trial, we reported plans to move forward with Phase 2b/3 clinical trials of GENERX(TM) in collaboration with Schering AG. In October 2000, we reported that Schering AG was filing regulatory applications with six European health authorities covering the initiation of clinical trials of GENVASCOR(TM). This potential product is proceeding to clinical trials in collaboration with Schering AG.

         We currently intend to continue our focus on research and development of products while leveraging our technology through the establishment of product development, manufacturing and marketing collaborations with select pharmaceutical and biotechnology companies. Schering AG has made equity investments in us based upon our strategic collaboration agreement. In addition, subject to the terms of the collaboration, Schering AG is to fund certain research, development and clinical activities and make payments related to products developed under our collaboration.

         For further information regarding the collaboration with Schering AG, please see "Collaborative, Licensing and Research Arrangements." For other products, which could include certain of our angiogenic therapy products, we currently intend to select development and/or commercialization partners after we have completed preclinical and, in some cases, clinical research for each product.

CARDIOVASCULAR DISEASE AND CURRENT TREATMENTS

         According to the American Heart Association, cardiovascular disease affects nearly 61 million patients in the U.S. It is also a leading cause of death. The American Heart Association also estimated in 2001 that the U.S. healthcare system will spend approximately $181.8 billion annually on the care and treatment of patients with cardiovascular diseases.

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

         The American Heart Association reported in 2001 that an estimated 12.4 million patients in the U.S. have coronary artery disease, including approximately 6.4 million patients with angina. Current treatments for coronary artery disease include drug therapy, coronary artery bypass surgery and catheter-based treatments, including angioplasty, atherectomy and coronary stenting.

         Cardiovascular drug therapies represent a major component of the worldwide pharmaceutical market; however, drug therapy in many cases only treats symptoms and is not a cure, it may have adverse side effects, it may require long-term administration and it can be costly.

         Coronary artery bypass surgery is highly invasive and traumatic to the patient. However, it is often considered the most effective and long-lasting treatment currently available for severe coronary artery disease. While current catheter-based treatments such as angioplasty and coronary stents are less invasive, they are limited by restenosis, a narrowing of the treated coronary artery, which often requires additional interventions. The American Heart Association has estimated that in 1998 the number of surgical procedures in the U.S. for the treatment of coronary artery disease totaled 1.3 million. These procedures included about 553,000 coronary artery bypass surgeries and approximately 539,000 angioplasty procedures.

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

         CONGESTIVE HEART FAILURE. Congestive heart failure is caused when the heart is unable to contract adequately to pump blood throughout the body. The normal physiological stimulation of heart function is generated when chemical transmitters known as catecholamines bind with certain receptors on the surfaces of heart cells, triggering a series of events that result in increased heart rate and force of contraction. Typically, in congestive heart failure, the heart is unable to respond adequately to catecholamines. According to the American Heart Association, in 2001 there were an estimated 4.7 million patients in the U.S. who had congestive heart failure.

         According to the American Heart Association, approximately 50% of patients with congestive heart failure die within five years of diagnosis. Current treatments for congestive heart failure include drug therapy, and rarely, heart transplantation. Currently available drug treatments generally only treat symptoms and have a limited effect on the progression of the disease.

         HEART ATTACK. A heart attack occurs when a blockage in a coronary artery severely restricts or completely stops blood flow to a portion of the heart. When blood supply is greatly reduced or stopped for more than a short time, heart muscle cells die. Heart muscle cells generally lack the ability to multiply to replace the dead cells. In the healing phase, after a heart attack, white blood cells migrate into the area and remove the dead heart muscle cells, and fibroblast cells proliferate and form a fibrous collagen scar in the affected region of the heart. Following a heart attack, the heart's ability to maintain normal function will depend on the location of the damage and the amount of damaged tissue. The American Heart Association estimated that in 2001 approximately 1.1 million patients will have a heart attack and that over 40% of the people who experience a heart attack in a given year will die of it. Current therapeutic treatments for heart attack focus on acute care upon the onset of a heart attack and on long-term care to limit the development of heart failure and recurrent heart attack. A form of drug therapy may be used to dissolve a blood clot immediately following a heart attack. After a heart attack, patients generally are required to take medicines to alleviate symptoms and to make certain lifestyle changes, such as altering their diet, increasing their exercise levels and ceasing smoking.

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

         The use of viruses takes advantage of their ability to introduce genes into host cells and to use the host's metabolic machinery to produce proteins essential for the survival and function of the virus. Viruses used as vectors are genetically modified (1) to remove DNA necessary for the virus to replicate and (2) to contain a desired gene. In order to achieve a therapeutic effect, the viral vector must carry the desired gene and transfer that gene into a sufficient number of target cells.

COLLATERAL'S APPROACH

Our non-surgical cardiovascular gene therapy approach is primarily focused on:

        o    angiogenesis,

        o    myocardial adrenergic signaling, and

        o    heart muscle protection and regeneration.

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

         GENERX(TM), our initial angiogenic product candidate, is presently in human clinical trials. GENVASCOR(TM), our product candidate for peripheral vascular disease, is proceeding to human clinical trials. Our other angiogenic product candidates are in various stages of preclinical study.

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

         HEART MUSCLE PROTECTION AND REGENERATION. We are also developing methods of gene therapy for the treatment of heart attack. Our research on the treatment of heart attack is focused on the protection and regeneration of heart muscle to reduce the effects of muscle cell death and possibly improve heart performance following a heart attack. We are exploring certain genes that may have the ability to prevent or reduce the formation of scar tissue in the heart or otherwise modulate cell development to improve cardiac function after a heart attack. If these genes are confirmed to have the ability to improve cardiac function, we plan to develop a non-surgical gene therapy product that could be delivered by intra-coronary administration following heart attack using our methods of gene therapy.

CORE TECHNOLOGIES

         Collateral's non-surgical gene therapy products use technology which includes:

        o        methods of gene therapy,

        o        therapeutic genes, and

        o        gene delivery vectors.

         METHODS OF GENE THERAPY. Our core technologies are focused on the administration of therapeutic genes to patients through the use of non-surgical, intravascular delivery. The products are being developed to be administered by an interventional cardiologist through a standard cardiac catheter. We currently intend to use this technology to provide a means to increase production of specific proteins in living cells and thereby alter cell function as a therapy to treat a disease condition. Several patents related to our methods of delivering angiogenic genes to the heart have been issued in the United Sates and additional applications are pending. Please see "Risks Related to Our Business--If our product candidates do not successfully complete the clinical trial process, we will not be able to market them" and "Risks Related to Patents and Proprietary Information" for further information regarding these methods.

         PORTFOLIO OF THERAPEUTIC GENES. Genes which regulate biological activity in the cardiovascular system are key enabling components of our core technology. Our portfolio includes genes which we either discovered or exclusively licensed for use in the development of cardiovascular gene therapy products. Most of these genes in our portfolio are subject to issued patents and pending patent applications. Please see "Risks Related to Our Business--Risks Related to Patents and Proprietary Information."

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

PRODUCT DEVELOPMENT PROGRAMS

         The following table shows the development status of GENERX(TM) and our other non-surgical cardiovascular gene therapy product candidates:

--------------------------- ----------------------------- -------------------------------- -------------------
         PRODUCT                     TECHNOLOGY                       MEDICAL                 DEVELOPMENT
        CANDIDATE                (DESIGNATED GENE)                  INDICATION                   STATUS

--------------------------- ----------------------------- -------------------------------- -------------------
         GENERX(TM)                 Angiogenesis           Stable exertional angina due    In Clinical Trials
                                      (FGF-4)                       to coronary
                                                                  artery disease
--------------------------- ----------------------------- -------------------------------- -------------------
        GENVASCOR(TM)           Angiogenesis (FGF-4)                Peripheral             Entering Clinical
                                                                 vascular disease                Trials
--------------------------- ----------------------------- -------------------------------- -------------------
        CORGENTIN(TM)               Angiogenesis                     Ischemic                 Preclinical
                                (Angiogenic Gene(s))               heart disease
--------------------------- ----------------------------- -------------------------------- -------------------
                                                           Stable exertional angina due
         GENEVX(TM)                 Angiogenesis                    to coronary               Preclinical
                                       (VEGF)                     artery disease
--------------------------- ----------------------------- -------------------------------- -------------------
        CORGENIC(TM)           Myocardial adrenergic                Congestive                Preclinical
                                     signaling                     heart failure
                                       (AC-6)

--------------------------- ----------------------------- -------------------------------- -------------------
         MYOCOR(TM)          Heart muscle regeneration             Heart attack                 Research
--------------------------- ----------------------------- -------------------------------- -------------------

         GENERX(TM), which uses the FGF-4 gene in an adenovirus vector, is our initial angiogenic product candidate, designed for the treatment of patients with stable exertional angina due to coronary artery disease. In May 1998, Berlex Laboratories, Inc., a subsidiary of our partner Schering AG, initiated a Phase 1/2 clinical trial for GENERX(TM) in collaboration with us. The Phase 1/2 trial was designed as a placebo-controlled double-blind study and was conducted at 12 medical centers in the U.S. In January 2001, based on results from the Phase 1/2 trial, Collateral reported plans to move forward with Phase 2b/3 clinical trials of GENERX(TM) in collaboration with Schering AG.

         GENVASCOR(TM), which uses the FGF-4 gene in an adenovirus vector, is our first product designed for the treatment of peripheral vascular disease. This product candidate is proceeding to clinical trials in collaboration with Schering AG. We believe that this product candidate has the potential to stimulate the growth of collateral blood vessels to increase blood flow and function in an ischemic region of peripheral tissue, particularly the lower limbs.

         CORGENTIN(TM) which uses an angiogenic gene or combination of angiogenic genes is based on our angiogenesis technology and its application to the treatment of ischemic heart disease, which could include congestive heart failure. We are presently conducting preclinical studies of CORGENTIN(TM) in order to support an investigational new drug application.

         GENEVX(TM), which uses a VEGF gene in an adenovirus vector, is also designed for the treatment of patients with stable exertional angina due to coronary artery disease. We believe that this product candidate, like GENERX(TM), has the potential to stimulate the growth of collateral blood vessels that will increase blood flow and improve heart function in an ischemic region of the heart.

         CORGENIC(TM) is our first product candidate being developed to enhance the heart's ability to contract for the treatment of congestive heart failure. We are presently conducting preclinical studies of CORGENIC(TM) in order to support an investigational new drug application.

         We are conducting discovery research to develop a potential product, MYOCOR(TM), intended to protect and/or cause the regeneration of heart muscle to reduce the effects of muscle cell death and possibly improve heart performance following a heart attack.

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

         In exchange for such rights, Schering AG agreed to:

        o        purchase up to $5.0 million of our equity;

        o contribute up to $5.0 million annually to support our research and development pursuant to the collaboration agreement for a product considered an "initial product" under the terms of the agreement, which amount may be increased to support research and development for additional products presented by us and accepted by Schering AG within the field of gene therapy to promote and enhance angiogenesis;

        o pay us milestone payments totaling up to $20.5 million for the initial product, and up to $20.5 million for each new product presented by us and accepted by Schering AG under the terms of the agreement, based on our achievement of milestones pertaining to certain regulatory filings and to Schering's development and commercialization of the products; and

        o pay us a royalty rate based on worldwide net sales of each product, and pay us an additional supplemental royalty based on worldwide net sales of each product and the product's cost of goods, up to a maximum specified royalty rate, on a country-by-country basis; which royalty payments are to be made from the first commercial sale until the later of 10 years following the first sale in such country or the expiration of the last to expire patent covering technology licensed or developed under the agreement which has valid claims in such country.

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

         In 1995, Schering AG provided $500,000 in loans to fund our operations. Principal and interest on the loans are due upon demand. In May 1996, under the collaboration agreement, Schering Berlin Venture Corp., an affiliate of Schering AG, made an equity investment of $2.5 million in us. Following our securing certain rights to develop a gene, in June 1997, Schering Berlin Venture Corp. made an additional equity investment of $2.5 million in us. In June 1997, Schering Berlin Venture Corp. made an additional equity investment of $679,808 in us. As of December 31, 2000, Schering Berlin Venture Corp. owned 12.0% of all of our outstanding common stock. As of December 31, 2000, Schering AG had paid us an aggregate of $21.1 million in research and development support and milestone payments.

         Collateral has submitted two additional product opportunities to Schering AG, however the parties have not reached agreement with respect to such additional product opportunities.

         We rely on our collaboration with Schering AG for significant funding in support of our research efforts on gene therapy for the promotion and enhancement of angiogenesis. If this funding were reduced or terminated, we would be required to:

        o devote additional internal resources, if and to the extent available, to clinical trials, and other product development and commercialization activities,

        o scale back or terminate certain research and development programs,

        o        seek alternative collaborations or financing sources, or

        o sell or license rights to some of our proprietary technology, including our genes.

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

         UNIVERSITY OF CALIFORNIA LICENSE AGREEMENTS

         ANGIOGENESIS GENE THERAPY. In September 1995, we entered into an exclusive license agreement with the Regents of the University of California, with the right to sublicense, in the U.S. and in other countries for a gene therapy approach for the promotion and enhancement of angiogenesis. This gene therapy approach is based on scientific discovery research conducted at the laboratory of Dr. H. Kirk Hammond, a co-founder and principal stockholder of our company. The agreement may be canceled by us on 60 days notice, following which we would continue to be responsible only for obligations and liabilities accrued prior to termination. Under the agreement, we are obligated to pay a non-refundable $550,000 licensing fee payable in installments, of which $300,000 had been paid as of December 31, 2000. If we pursue development of products incorporating technology licensed under this agreement, we could be obligated to pay (1) an annual royalty fee based on net sales of products incorporating the technology licensed under the agreement and (2) a minimum annual royalty fee (which may be offset against the previously mentioned net sales-based royalty fee). For the period from 2003 through 2007, the minimum annual royalty fees could amount to $2.15 million and, in each succeeding calendar year after 2007, $750,000 for the life of the agreement.

         GENE THERAPY FOR CONGESTIVE HEART FAILURE. In January 1997, we entered into an exclusive license agreement with the Regents of the University of California, with the right to sublicense, in the U.S. and in other countries for rights to a gene therapy approach for congestive heart failure. The gene therapy approach relates to increasing myocardial adrenergic responsiveness and is based on scientific discovery research conducted at Dr. Hammond's laboratory. The agreement may be canceled by us on 60 days notice, following which we would continue to be responsible only for obligations and liabilities accrued prior to termination. Under the agreement, we are obligated to pay a nonrefundable $650,000 licensing fee payable in installments, of which $400,000 had been paid as of December 31, 2000. If we pursue development of products incorporating technology licensed under this agreement, we could be obligated to pay (1) an annual royalty fee based on net sales of products incorporating the technology licensed under the agreement and (2) a minimum annual royalty fee (which may be offset against the net sales-based royalty fee). For the period from 2004 through 2008, the minimum annual royalty fee could amount to $2.15 million and, in each succeeding calendar year after 2008, $750,000 for the life of the agreement.

         ANGIOGENIC GENE THERAPY FOR CONGESTIVE HEART FAILURE. In June 1997, we entered into an exclusive license agreement with the Regents of the University of California, with the right to sublicense, in the U.S. and in other countries for another gene therapy approach for congestive heart failure. This gene therapy approach for promoting and enhancing angiogenesis for the treatment of congestive heart failure is based on scientific discovery research conducted at Dr. Hammond's laboratory. The agreement may be canceled by us on 60 days notice, following which we would continue to be responsible only for obligations and liabilities accrued prior to termination. Under the agreement, we are obligated to pay a non-refundable $325,000 licensing fee payable in installments, of which $150,000 had been paid as of December 31, 2000. If we pursue development of products incorporating technology licensed under this agreement, we could be obligated to pay (1) an annual royalty fee based on net sales of products incorporating the technology licensed under the agreement and (2) a minimum annual royalty fee (which may be offset against the net sales-based royalty fee). For the period from 2005 through 2009, the minimum annual royalty fee could amount to $700,000 and, in each succeeding calendar year after 2009, $300,000 for the life of the agreement.

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

         CELL CYCLE REGULATION TECHNOLOGY OPTION AGREEMENT

         In January 2001, we entered into an exclusive option agreement with the Regents of the University of California regarding technology involved in human cell cycle regulation. Under the terms of the agreement, we have the option of obtaining exclusive worldwide rights to certain technologies discovered by researchers at the University of California, San Francisco. Collateral currently intends to develop these technologies for use in therapeutics for the potential treatment of heart disease, including heart failure and heart attack. As part of that process, Collateral currently intends to expand its research and development in the area of cell cycle regulation in collaboration with Dr. Harold S. Bernstein of University of California, San Francisco.

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

         Under this agreement, we agreed to pay New York University license fees through the completion of the first full year of sales of licensed product which, if made through the year 2002, would aggregate up to $225,000, of which $175,000 was paid as of December 31, 2000. If we pursue development of licensed products under this agreement, we could be obligated to pay up to an aggregate amount of $3.5 million, of which $500,000 has been paid as of December 31, 2000, for each product in milestone payments. In addition, beginning in the year in which we complete one full year of sales of licensed products and continuing thereafter until the agreement terminates or expires, we could also be obligated to pay minimum annual royalty fees of up to $500,000 which may be offset against annual royalty fees based on net sales of licensed products during each calendar year. We have also funded a three-year research program directed by us using the technology covered by the patents and applications.

         Under the terms of this agreement, we are required to satisfy certain due diligence provisions with respect to the timely development and commercialization of products covered by patents under the terms of the agreement. Failure to meet any due diligence requirements could result in the termination of the agreement unless we and New York University mutually agree otherwise or we pay New York University an additional fee to extend the due diligence deadline. New York University may terminate the agreement upon a failure to pay any amounts due under the agreement which remains uncured for 30 days or upon any other material breach of the agreement by us which remains uncured for 60 days. On April 28, 1998 and March 24, 2000, we amended this agreement with New York University to expand the scope of the research conducted under this agreement and pay additional funds to New York University. In connection with this research program, we were obligated to pay up to $1.1 million in research funding, of which $741,000 has been paid as of December 31, 2000.

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

         If we pursue development of products or processes incorporating technology licensed under this agreement, then, in addition to a $16,000 paid license fee we would be obligated to pay up to an aggregate of $450,000 (of which $125,000 had been paid as of December 31, 2000). Milestone payments are paid on a per product or process basis upon successful achievement of certain product development benchmarks. In addition, beginning the later of (a) the year 2004 or (b) the issuance in the U.S. and/or the European Union of a patent covering certain patentable material licensed under the agreement, we could be obligated to pay minimum annual royalties up to an aggregate amount of $1.2 million through the year 2008. In each succeeding calendar year after 2008, we could be obligated to pay a minimum annual royalty of $500,000 for the life of the agreement. These minimum annual royalties may be offset against annual royalty fees payable by us based on net sales of any products covered by any patents that issue.

         Under the terms of this agreement, we are required to satisfy certain due diligence provisions with respect to the timely development and commercialization of products covered by any patents under the agreement. If the due diligence deadlines are not met, we may extend the due diligence deadline for 12 months upon payment of an additional fee. As of December 31, 2000, we have paid $150,000 for three extensions of these deadlines. Technion may terminate the agreement in the event of a material breach of the agreement by us which remains uncured for 60 days. We may terminate the agreement at our option upon 60 days written notice and payment of a termination fee.

         UNIVERSITY OF TEXAS RESEARCH AND LICENSE AGREEMENT

         In August 2000, we entered into an agreement with the University of Texas to exclusively license certain human genes and to sponsor additional research focused on cardiac cell differentiation. We will pay licensing fees and royalties based on worldwide sales of products that Collateral may develop based on technology licensed under the agreement. Under this agreement, we agreed to pay up to $1.0 million for research support and licensing fees, excluding royalties, of which $475,000 has been paid as of December 31, 2000.

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

         We have acquired rights to technology covered by certain U.S. patents and patent applications, as well as corresponding patent applications in certain other countries. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are considered important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

         Our business success will depend on our ability and the ability of our licensors:

        o to obtain patent protection of our technologies, both in the U.S. and in other countries,

        o        to defend patents once obtained,

        o to maintain trade secrets and operate without infringing upon the patents and proprietary rights of others, and

        o to obtain appropriate licenses to patents or proprietary rights held by others, if any, that may relate to our technology, both in the U.S. and in other countries.

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

HUMAN RESOURCES

         As of December 31, 2000, we had 66 full-time employees, including 46 in research and development, including clinical and regulatory affairs, and 20 in finance, legal and other administration. Of these employees, 28 hold advanced degrees, of which 17 are M.D.s or Ph.D.s. Our success will depend in large part on our ability to attract and retain key employees and scientific advisors. Competition among biotechnology and pharmaceutical companies for highly skilled scientific and management personnel is intense. We may not be able to retain our existing personnel or advisors, or attract additional qualified employees. For further information regarding our key personnel please see "Other Risks Related to Our Business--If we are not able to attract and retain key personnel and advisors, it may adversely affect our ability to obtain financing or develop our products."

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

RISKS AND UNCERTAINTIES

         Both our business and our industry are subject to a high degree of risk and uncertainty. Since very few biotechnology companies have become profitable, and a gene therapy product has yet to be successfully commercialized, you should regard investments in biotechnology companies such as ours as being speculative. We believe that such investments should only be made within the context of a balanced and diversified investment portfolio, and only after careful consideration of the risks and uncertainties that impact our business and our industry, including those described below.

RISKS RELATED TO OUR BUSINESS

         WE HAVE INCURRED LOSSES SINCE INCEPTION AND MAY NEVER BE PROFITABLE.

         We formed Collateral in 1995 and have only a limited operating history to review in evaluating our business and prospects. We have incurred operating losses since our inception in 1995. As of December 31, 2000, our accumulated deficit was approximately $29.4 million. We expect to incur additional losses for the foreseeable future. We also expect our losses to increase as our research and development efforts and clinical trials progress.

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

         IF WE NEED ADDITIONAL FUNDS AND ARE UNABLE TO RAISE THEM, WE WOULD HAVE TO CURTAIL OR CEASE OPERATIONS.

         We will need substantial additional resources to develop our products. Our future capital requirements will depend on many factors, including:

        o the pace of scientific progress in our research and development programs,

        o   the magnitude of our research and development programs,

        o   the scope and results of preclinical studies and clinical trials,

        o   the time and costs involved in obtaining regulatory approvals,

        o the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims,

        o   the costs involved in any potential litigation,

        o   competing technological and market developments,

        o the willingness and ability of third parties such as Schering AG to support the development and commercialization of our potential products,

        o changes to our existing collaborations and our potential need to establish additional collaborations or other strategic relationships,

        o   the cost of manufacturing, and

        o   the effectiveness of our commercialization activities.

         We believe that our cash and anticipated sources of funding from Schering AG, will be adequate to satisfy our anticipated capital needs through at least the next twelve months. We expect that we will need to seek additional funding through new collaborations, an extension of our existing collaboration, or through public or private equity or debt financings. However, we may be unable to extend or expand our collaborations, and additional financing may not be available on acceptable terms or at all.

         IF PRODUCTS WE ARE NOW DEVELOPING DO NOT ADVANCE BEYOND EARLY-STAGE TESTING, OUR POTENTIAL REVENUES WOULD BE REDUCED.

         Our potential products are in the early stages of development. Either we or a collaborative partner must undertake the time-consuming and costly processes of completing development and testing for each of our potential products. To date, only one of our potential products, GENERX(TM), has advanced to clinical trials, and those trials are not yet complete. Our other potential products have not yet advanced to clinical trials, and it is uncertain whether we or a collaborative partner will be able to complete product development.

         There are many reasons that our potential products may not advance beyond early-stage testing, including the possibility that:

        o our potential products may be ineffective, unsafe or associated with unacceptable side effects;

        o our potential products may be too expensive to develop or manufacture;

        o our collaborators may withdraw support for or otherwise impair the development and commercialization of our potential products;

        o others may hold or acquire proprietary rights that could prevent us or our collaborators from developing our products; or

        o   others may develop equivalent or superior products.

         Even if our potential products advance in preclinical development, we or our partners may not succeed in carrying these potential products forward to clinical testing. The uncertainties inherent in the development of our potential products are especially significant in view of their early-stage nature.

         IF OUR PRODUCT CANDIDATES DO NOT SUCCESSFULLY COMPLETE THE CLINICAL TRIAL PROCESS, WE WILL NOT BE ABLE TO MARKET THEM.

         For product candidates that advance to clinical testing, we cannot be certain that we or a collaborator will successfully complete the clinical trials necessary to receive regulatory product approvals. This process is lengthy and expensive. To obtain regulatory approvals, we or a collaborative partner must demonstrate through preclinical studies and clinical trials that our potential products are safe and effective for use in at least one medical indication. Promising results in preclinical studies and initial clinical trials do not ensure successful results in later clinical trials, which test broader human use of our products. Many companies in our industry have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials. Even successful clinical trials may not result in a marketable product.

         Many factors can adversely affect clinical trials. For example, clinical trials are often conducted with patients who have the most advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse events for reasons that may or may not be related to the proposed product being tested. For instance, as reported in December 1999, the death of a patient enrolled in the Phase 1/2 trial for GENERX(TM), which occurred approximately five months after the one-time product administration, was determined to have been unlikely to be causally related to the therapy. However, even if unrelated to our product, such events can nevertheless adversely impact our clinical trials. As a result, our ability to ultimately develop and market the products and obtain revenues would suffer.

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

         In addition, our ability to complete clinical trials depends on many factors, including obtaining adequate clinical supplies and having a sufficient rate of patient recruitment. For example, patient recruitment is a function of many factors, including:

        o   the size of the patient population,

        o   the proximity of patients to clinical sites,

        o   the eligibility criteria for the trial,

        o   the perceptions of investigators and patients regarding safety, and

        o   the availability of other treatment options.

         Even if patients are successfully recruited, we cannot be sure that they will complete the treatment process. Delays in patient enrollment or treatment in clinical trials may result in increased costs, program delays or both.

         With respect to markets in other countries, we or a partner will also be subject to regulatory requirements governing clinical trials in those countries. Even if we complete clinical trials, we may not be able to submit a marketing application. If we submit an application, the regulatory authorities may not review or approve it in a timely manner, if at all.

         OUR POTENTIAL PRODUCTS MAY HAVE UNACCEPTABLE SIDE EFFECTS WHICH COULD DELAY OR PREVENT PRODUCT APPROVAL.

         Possible side effects of gene therapy technologies may be serious and life-threatening. The occurrence of any unacceptable side effects during or after preclinical and clinical testing of our potential products could delay or prevent approval of our products and our revenues would suffer. For example, possible serious side effects of viral vector-based gene transfer include viral infections resulting from contamination with replication-competent viruses and inflammation or other injury to the heart or other parts of the body. In addition, the development or worsening of cancer in a patient may be a perceived or actual side effect of gene therapy technologies such as our own. Furthermore, there is a possibility of side effects or decreased effectiveness associated with an immune response toward any viral vector or gene used in gene therapy. The possibility of such response may increase if there is a need to deliver the viral vector more than once.

         OUR COLLABORATORS MAY CONTROL ASPECTS OF OUR CLINICAL TRIALS WHICH COULD RESULT IN DELAYS OR OTHER OBSTACLES TO THE COMMERCIALIZATION OF THESE PRODUCTS.

         Our collaborative partners may have or acquire rights to control aspects of our product development and clinical programs. For example, Schering AG currently controls the planning and implementation of product development and clinical programs related to certain angiogenic gene therapy products, including our lead product candidate GENERX(TM). As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate. In addition, if any problems or delays occur in the conduct of our clinical trials, or if Schering AG or any other collaborative partner that we depend upon were to withdraw support for our products or otherwise impair their development, our business could be negatively affected.

RISKS RELATED TO PATENTS AND PROPRIETARY INFORMATION

         IF OUR PRODUCTS ARE NOT EFFECTIVELY PROTECTED BY VALID ISSUED PATENTS OR IF WE ARE NOT OTHERWISE ABLE TO PROTECT OUR PROPRIETARY INFORMATION IT COULD HARM OUR BUSINESS.

         Our business success will depend in part on our ability and that of our licensors to:

        o obtain patent protection for our methods of gene therapy, therapeutic genes and/or gene-delivery vectors both in the U.S. and in other countries with substantial markets,

        o   defend patents once obtained,

        o maintain trade secrets and operate without infringing upon the patents and proprietary rights of others, and

        o obtain appropriate licenses to patents or proprietary rights held by others with respect to our technology, both in the U.S. and in other countries with substantial markets.

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

         WE MAY BE SUBJECT TO COSTLY CLAIMS AND, IF WE ARE UNSUCCESSFUL IN RESOLVING CONFLICTS REGARDING PATENT RIGHTS, WE MAY BE PREVENTED FROM DEVELOPING OR COMMERCIALIZING OUR PRODUCTS.

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

         If there were an adverse outcome of any litigation or interference proceeding, we could have potential liability for significant damages. In addition, we could be required to obtain a license to continue to make or market the affected product or use the affected process. Costs of a license may be substantial and could include ongoing royalties. We may not be able to obtain such a license on acceptable terms.

         WE MAY NOT HAVE ADEQUATE PROTECTION FOR OUR UNPATENTED PROPRIETARY INFORMATION WHICH COULD ADVERSELY AFFECT OUR COMPETITIVE POSITION.

         We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. However, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. To protect our trade secrets, we generally require confidentiality agreements upon beginning employment, consulting or collaboration with us. Agreements with employees also generally provide that all inventions resulting from work performed by them while in our employ will be our exclusive property. However, these agreements may not provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information. Likewise, our trade secrets or know-how may become known through other means or be independently discovered by our competitors. Any of these events could prevent us from developing or commercializing our products.

OTHER RISKS RELATED TO OUR BUSINESS

         WE MAY NOT BE ABLE TO SUCCESSFULLY ESTABLISH AND MAINTAIN COLLABORATIVE AND LICENSING ARRANGEMENTS WHICH COULD HINDER OR PREVENT OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR POTENTIAL PRODUCTS.

         Our strategy for the development, testing, manufacturing and commercialization of our potential products relies on our establishing and maintaining collaborations with corporate partners, licensors, licensees and others. At present we have a collaboration with Schering AG in the area of angiogenic gene therapy. We may not be able to maintain or expand this collaboration or establish additional collaborations or licensing arrangements necessary to develop and commercialize potential products based on our technology. Even if we are able to maintain or establish additional collaborations or licensing arrangements, they may not be on favorable terms. Any failure to maintain or establish additional collaborative or licensing arrangements on favorable terms could adversely affect our revenues. In addition, the development programs contemplated by the collaborations or licensing arrangements may not ultimately be successful.

         We expect to rely on collaborative partners to develop and/or market our products. As a result, we may depend on collaborators to perform some or all of the following activities:

        o   fund preclinical studies,

        o   fund clinical development,

        o   obtain regulatory approvals, and

        o   manufacture and market any successfully developed products.

         If we are unable to maintain or expand such collaborative relationships, it could negatively affect our business. To the extent that we instead undertake any of these activities ourselves, our expenses would increase.

         IF WE ARE NOT ABLE TO CONTROL THE AMOUNT AND TIMING OF RESOURCES, OUR CURRENT AND FUTURE COLLABORATORS DEVOTE TO OUR PROGRAMS OR POTENTIAL PRODUCTS, OUR PRODUCT DEVELOPMENT COULD BE DELAYED OR TERMINATED, WHICH WOULD ADVERSELY AFFECT OUR REVENUES.

         Our collaborators such as Schering AG have significant discretion over whether or not to pursue development activities with us. We also cannot be certain that our collaborators will not pursue alternative technologies, on their own or with others, to develop competitive gene therapy products. If our collaborators develop competitive products, they may withdraw support for our programs. Our collaborative partners may also breach or terminate our agreements, fail to conduct their collaborative activities successfully or otherwise act in ways that impair or block the development of our potential products. As a result, our product development could be delayed or terminated, which would adversely affect our revenues and valuation. In addition, revenues we receive from marketed products under our collaborations may depend on the marketing and sales efforts of our collaborators, which may or may not be successful.

         Disputes may arise with our collaborators about who has ownership rights to any technology developed. These disputes could have the following results:

        o   delay achievement of milestones or receipt of milestone payments,

        o adversely affect collaborative research, development and commercialization of potential products, or

        o   lead to litigation or arbitration.

         Any of these results could be time consuming, expensive and disruptive to our operations, and if not successfully resolved could adversely impact our revenues and valuation.

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

         We have entered into a research and development collaboration with Schering AG in the field of angiogenic gene therapy. Under this agreement, Schering AG has the following rights that could adversely affect the development of potential products under our collaboration:

        o discretion to pursue or not to pursue any development programs with us,

        o the right to terminate the agreement at any time if we materially breach the agreement or on 60 days written notice subject to the payment of a termination fee, and

        o the right to terminate the agreement upon 90 days written notice, without payment of a termination fee, if a competitor of Schering AG or us acquires substantially all of our assets or 49% or more of our voting stock.

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

         Further, our manufacturers may experience a variety of problems in manufacturing our products, including:

        o an inability to manufacture commercial quantities of our products on a cost-effective basis,

        o non-compliance with current Good Manufacturing Practices mandated by the FDA or by any other regulatory authority,

        o   manufacturing or quality control problems, or

        o an inability to obtain or maintain the governmental licenses and approvals required to manufacture our products.

         We will need to rely on third parties to market, sell and distribute our products and those third parties may not perform successfully. We do not have internal marketing and sales capabilities and may not be able to successfully market and sell our products. Our current strategy is to market and sell our products through collaborative partners. For example, our current collaboration with Schering AG provides that they will be solely responsible for marketing and selling gene therapy products we develop together. We cannot be certain, however, that we will be able to maintain our relationship with Schering AG or establish relationships with other drug or healthcare companies with distribution systems and direct sales forces on commercially acceptable terms. If we are required to market and sell our products directly, we will need to develop a marketing and sales force with technical expertise and distribution capability. Creating a marketing and sales infrastructure is expensive and time-consuming and thus could divert resources from other aspects of our business. In addition, to the extent we enter into co-promotion or other licensing arrangements, any revenues we receive will be dependent on the efforts of others, and we cannot be certain that their efforts will be successful.

         OUR PRODUCTS MAY NOT BE COMMERCIALLY SUCCESSFUL BECAUSE PHYSICIANS AND PATIENTS MAY NOT ACCEPT THEM.

         Our success will depend on the market acceptance of our products. The degree of market acceptance will depend upon a number of factors, including:

        o   the receipt and scope of regulatory approval,

        o the establishment and demonstration in the medical community of the safety and effectiveness of our products and their potential advantages over other treatments, and

        o   reimbursement policies of government and healthcare payors.

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

         IF WE ARE NOT ABLE TO ATTRACT AND RETAIN KEY PERSONNEL AND ADVISORS, IT MAY ADVERSELY AFFECT OUR ABILITY TO OBTAIN FINANCING OR DEVELOP OUR PRODUCTS.

         Our success depends on the key members of our scientific and management staff. The loss of one or more of these key members could impede our development objectives. We do not generally have employment agreements with our scientific or management staff. Certain key scientific staff members have entered into scientific advisory consulting agreements with us. However, these agreements may be terminated at any time by either party.

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

         WE MAY INCUR SUBSTANTIAL COSTS RELATED TO OUR USE OF HAZARDOUS
MATERIALS.

         We and our agents and suppliers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of biohazardous and other hazardous materials. Even if our activities currently comply with these laws and regulations, the risk of contamination or injury still exists. For example, if an accident occurs we could be responsible for any damages and the amount of the damages could exceed our resources. In addition, we may incur significant costs to comply with existing and/or expanded environmental laws and regulations in the future.

         OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT FLUCTUATIONS WHICH COULD ADVERSELY AFFECT YOUR INVESTMENT AND OUR ABILITY TO RAISE ADDITIONAL CAPITAL.

         The market prices and trading volumes for securities of emerging companies in our industry have historically been highly volatile and have experienced significant fluctuations. These fluctuations may be unrelated or disproportionate to the operating performance of companies. Our common stock has been publicly traded since July 1998. As of December 31, 2000, our common stock has traded as low as $2.875 per share and as high as $50.125 per share. In addition to factors related to the volatility of our industry and the stock market, the market price of our common stock may be affected by announcements regarding:

        o   results of research in our laboratories or in other laboratories,

        o technological innovations or new products introduced by us or by competitors,

        o development testing and clinical trial progress of our own or our competitors' product candidates,

        o   changes in government regulations or their implementation,

        o   developments concerning our own or competitors' proprietary rights,

        o   litigation or other adverse proceedings,

        o public perception regarding the safety of our products or of gene therapy in general, or

        o   securities analysts' expectations or other financial factors.

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

         OUR CHARTER AND BYLAWS CONTAIN PROVISIONS THAT MAY PREVENT TRANSACTIONS THAT COULD BE BENEFICIAL TO STOCKHOLDERS.

         Our charter and bylaws restrict how our stockholders can act to affect us. For example:

        o Our stockholders can only act at a duly-called annual or special meeting and they may not act by written consent;

        o Special meetings can only be called by our chief executive officer, president, or chairman of the board or by our president or secretary at the written request of a majority of the board of directors; and

        o Stockholders also must give advance notice to the secretary of any nominations for director or other business to be brought by stockholders at any stockholders' meeting.

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

         OUR MANAGEMENT AND CONTROLLING STOCKHOLDERS, WHICH TOGETHER CONTROL A LARGE PORTION OF OUR COMMON STOCK, MAY CONTROL OUR OPERATIONS AND MAKE DECISIONS WHICH YOU DO NOT CONSIDER IN YOUR BEST INTEREST.

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

RISKS RELATED TO OUR INDUSTRY

         WE FACE INTENSE COMPETITION IN OUR INDUSTRY WHICH COULD RENDER OUR POTENTIAL PRODUCTS LESS COMPETITIVE OR OBSOLETE.

         There are a number of potential gene therapies, cell therapy treatments and angiogenic protein infusion therapies which could compete with our potential products. Our products would also be forced to compete with drugs or other pharmaceutical products. In addition, a number of new surgical procedures could compete with our potential products, including:

        o catheter-based treatments such as balloon angioplasty, atherectomy and coronary stenting, and

        o   laser-based systems to stimulate angiogenesis in the heart.

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

         Any of these developments could render our potential products less competitive or obsolete, and could delay or prevent our commercialization of products. Furthermore, gene therapy in general is a new and rapidly developing technology. We expect this technology to undergo significant change in the future. If there is rapid technological development, our current and future products or methods may become obsolete before we can successfully commercialize them.

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

         We and our agents and suppliers are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations. We or our partners may also be subject to similar regulations in other countries. Failure to comply with such regulatory requirements or to obtain product approvals could impair our ability to develop and market our products and our revenues would suffer.

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

         HEALTHCARE REFORM MEASURES AND REIMBURSEMENT PROCEDURES MAY ADVERSELY IMPACT THE COMMERCIALIZATION OF OUR PRODUCTS.

         The efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect our business and financial condition as a biotechnology company. In the U.S., government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new products approved for marketing by the FDA. These cost containment efforts are currently increasing in response to recent initiatives to reform healthcare delivery. As managed care organizations continue efforts to contain health care costs, we believe these organizations may attempt to restrict the use of or limit coverage and reimbursements for new products such as those being developed by us. Internationally, where national healthcare systems are prevalent, little if any funding may be available for new products, and cost containment and cost reduction efforts can be more pronounced than in the U.S. These cost controls may have a material adverse effect on our revenues and profitability and may affect our ability to raise additional capital in a number of ways, including:

        o decreasing the price we, or any of our partners or licensees, receive for any of our products,

        o preventing the recovery of development costs, which could be substantial, and

        o   minimizing profit margins.

         Further, our commercialization strategy depends on our collaborators. As a result, our ability to commercialize our products and realize royalties may be hindered if cost control initiatives adversely affect our collaborators.

ITEM 2.       PROPERTIES.

         We currently occupy approximately 17,000 square feet of administrative office space in San Diego, California. This lease was entered into in 1998 and has a six-year term with one five-year renewal option. In addition, we are currently conducting research in a 18,000 square foot preclinical research and development center in San Diego, California. For 11,000 square feet of the center, a lease was entered into in 1998 and has an initial five-year term with two five-year renewal options. The remaining space at the center was leased in 2000 and has a term of approximately three years with one five-year renewal option. We believe our facilities are adequate to meet our near-term space requirements.

ITEM 3.       LEGAL PROCEEDINGS.

         As of the date of filing of this report on Form 10-K, we are not a party to any material legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
         No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended December 31, 2000.

OUR EXECUTIVE OFFICERS AND KEY EMPLOYEES

         As of March 21, 2001, the following officers and key employees hold the positions indicated:

NAME                                                 AGE    POSITION
----                                                 ---    --------

Jack W. Reich, Ph.D...............................    52    Chairman of the Board of Directors,
                                                            Chief Executive Officer and Co-Founder

Christopher J. Reinhard...........................    47    Director, President, Chief Operating and
                                                            Chief Financial Officer and Co-Founder

Tyler M. Dylan, Ph.D., J.D. ......................    39    Vice President, General Counsel and
                                                            Corporate Secretary

Jeffrey Friedman, M.D. ...........................    54    Vice President, Development

Victoria E. Lea ..................................    33    Controller

Patricia L. Novak, Ph.D.  ........................    49    Vice President, Program Management

Juliet Singh, Ph.D. ..............................    41    Vice President, Regulatory Affairs and Quality Assurance

John F. Warner, Ph.D.  ...........................    51    Vice President, Technology and Research


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

PATRICIA L. NOVAK, PH.D.

         Dr. Novak has served as Vice President of Program Management since October 2000 and as Senior Director of Program Management from October 1997 to October 2000. From 1991 to October 1997, Dr. Novak held various clinical research and development positions at Gensia, Inc., the final of which was Director of Research and Development Planning and Project Management. Prior to joining Gensia, Dr. Novak was a Clinical Project Manager at Alpha Therapeutic Corporation from 1987 to 1991. She also spent twelve years teaching and conducting research at leading academic institutions such as the University of Southern California School of Medicine. Dr. Novak received a Ph.D. in biological sciences in 1980 from the University of California, Irvine.

JULIET SINGH, PH. D.

         Dr. Singh has served as Vice President, Regulatory Affairs and Quality Assurance since July 2000. From April 1996 to July 2000, Dr. Singh was Director of Worldwide Regulatory Affairs at Allergan Corporation, a global healthcare company, where she was responsible for the successful global registration of Allergan's major biologic product as well as for the filing of seven Investigational New Drug applications. From May 1990 to April 1996, Dr. Singh held various positions at Baxter Healthcare Corporation the most recent of which was Assistant Director of Regulatory Affairs, gene therapy unit. From 1989 to 1990, Dr Singh was a postdoctoral fellow in molecular immunology at Genentech Corporation. Dr. Singh received her Ph.D. in endocrinology at the University of California, Davis.

JOHN F. WARNER, PH. D.

         Dr. Warner has served as Vice President, Research and Technology since September 2000, and previously he served as Vice President, Technology beginning May 2000. From November 1999 to May 2000, Dr. Warner performed consulting services in the area of gene-based technologies. From January 1999 to November 1999, Dr. Warner was Vice President, Research and Development at Valentis, Inc., a biopharmaceutical company developing non-viral gene delivery systems that was created from the merger of Megabios, Inc. and GeneMedicine. Prior to Valentis, Inc., Dr. Warner was Vice President of Research at Megabios, Inc. from May 1998 to January 1999. From December 1995 to May 1998, Dr. Warner was Vice President, Gene Therapy and Immunology at Inex Pharmaceuticals Corporation. From 1995 to 1996, Dr. Warner was Director, Immunobiology at Chiron-Viagene, the gene therapy arm of Chiron Corporation and from 1988 to 1995, he served in various supervisory positions including Research Director with Viagene, Inc. From 1985 to 1988, he was a Senior Scientist at the Johnson & Johnson Biotechnology Center. Dr. Warner also spent five years at leading academic research institutions including The Salk Institute for Biological Studies and the University of California, San Diego. Dr. Warner earned his Ph.D. in microbiology/immunology from the State University of New York, Buffalo.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol CLTX. Our common stock began trading on July 2, 1998.

         Set forth below is the range of high and low closing sale prices for our common stock for each quarter in 1999 and 2000, as regularly quoted in the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                  HIGH               LOW
                                  ----               ---

1999
----
First Quarter                $  10.250           $ 6.500
Second Quarter               $  23.000           $ 9.625
Third Quarter                $  22.000           $14.625
Fourth Quarter               $  20.625           $14.125

2000
----
First Quarter                $  44.375           $18.750
Second Quarter               $  39.000           $22.000
Third Quarter                $  31.000           $22.625
Fourth Quarter               $  30.375           $17.688

         As of February 28, 2001, there were approximately 3,315 beneficial stockholders of our common stock including 118 holders of record. No dividends have been paid on the common stock since our inception, and we do not anticipate paying any dividends in the foreseeable future.

         Effective October 2000, 50,000 shares of our common stock were issued to the UC San Diego Foundation to provide the University of California San Diego
(UCSD) Cardiovascular Center with $1.0 million to support the establishment of a research chair that will focus on discovery research in the field of non-surgical cardiovascular gene therapy. At the time the endowment is finalized, the number of shares contributed will be adjusted based on our current common stock price and any shares not required to satisfy the terms of the endowment will be subject to cancellation. In October 2000, we recorded a $1.0 million charge to general and administrative expense to reflect this stock contribution. The transaction is a private offering exempt from registration with the Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

         The following information has been summarized from the financial statements included elsewhere in this report and should be read in conjunction with such financial statements and the related notes (in thousands except per share amounts):

                                                                         YEARS ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------------
                                                   2000            1999            1998            1997            1996
                                              --------------- --------------- --------------- --------------- ---------------
SUMMARY STATEMENTS OF OPERATIONS:
Revenues from a related party:
         Ongoing research support               $    2,000      $    6,392      $    5,403      $    3,647       $    1,679
         Milestone payments                              -               -               -           2,000                -
                                              --------------- --------------- --------------- --------------- ---------------
Total revenues                                       2,000           6,392           5,403           5,647            1,679
                                              --------------- --------------- --------------- --------------- ---------------
Operating expenses:
         Research and development                  (11,398)         (9,858)         (7,451)         (5,165)          (1,142)
         General and administrative                 (7,281)(1)      (5,445)         (3,343)         (1,768)            (951)
Interest and other, net                              2,075           1,185             487             167               24
                                              --------------- --------------- --------------- --------------- ---------------

Net loss                                        $  (14,604)     $   (7,726)     $   (4,904)     $   (1,119)      $     (390)
                                              =============== =============== =============== =============== ===============

Net loss per share (basic and diluted)          $    (1.12)     $    (0.67)     $    (0.62)     $    (0.24)      $    (0.11)
                                              =============== =============== =============== =============== ===============

Weighted average shares used in
     computing net loss per share
     (basic and diluted)                            13,046          11,471           7,968           4,651            3,599
                                              =============== =============== =============== =============== ===============


(1) General and administrative expenses includes a $1.0 million non-cash charge related to a stock contribution to the UCSD Cardiovascular Center, as discussed in further detail in the Notes to Financial Statements.

                                                                               DECEMBER 31,
                                              -------------------------------------------------------------------------------
SUMMARY BALANCE SHEETS:                            2000            1999            1998            1997            1996
                                              --------------- ---------------------------------------------------------------
Assets:
Cash, cash equivalents and
     short-term investments                     $   27,166      $   39,628      $   15,261      $   5,605       $   2,430
Milestone receivable from related party                  -               -               -          2,000               -
Property and equipment, net                          3,053           3,065           3,413            294              91
Other assets                                         1,349             723             593            171              95
                                              --------------- ---------------------------------------------------------------
 Total Assets                                    $   31,568      $   43,416      $   19,267      $   8,070       $   2,616
                                              =============== ===============================================================

Liabilities and Stockholders' Equity:
Accounts payable and accrued expenses           $    2,178      $    1,864      $    1,647      $     595       $     392
Notes payable to related party, including
     accrued interest                                  697             656             624            588             550
Short-term portion of notes payable                    322             222             222              -               -
Long-term portion of notes payable                     426             519             723              -               -
Deferred revenue                                         -               -             164            155             215
Stockholders' equity                                27,945          40,155          15,887          6,732           1,459
                                              --------------- ---------------------------------------------------------------
Total Liabilities and Stockholders' Equity      $   31,568      $   43,416      $   19,267      $   8,070       $   2,616
                                              =============== ===============================================================


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

         OVERVIEW

         Collateral is focused on the discovery and development of non-surgical gene therapy products for the treatment of cardiovascular diseases, including coronary artery disease, peripheral vascular disease, congestive heart failure and heart attack. Our initial non-surgical gene therapy product candidates are designed to promote and enhance angiogenesis, a natural biological process that results in the growth of additional blood vessels which can carry blood flow to oxygen-deprived tissues. We currently intend to continue to focus on research and development of products, while leveraging our technology through the establishment of product development, manufacturing and marketing collaborations with select pharmaceutical and biotechnology companies.

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

         LIQUIDITY AND CAPITAL RESOURCES

         From inception through December 31, 2000, we have primarily financed our operations through the private and public offering of our equity securities and through collaborative research and development revenues from Schering AG. We have raised $31.3 million in net proceeds from a private placement of equity securities, $13.0 million in net proceeds from our initial public offering of our common stock and aggregate net proceeds of $9.6 million from other private sales of equity securities.

         Collateral had a bank loan of $0.5 million as of December 31, 2000. We are making monthly principal payments of $18,500 plus interest on the bank loan, which matures in April 2003. The loan bears interest at prime plus 1.25% (10.75% at December 31, 2000) and is secured by certain equipment and furniture. The loan is subject to certain covenants including minimum working capital levels and the requirement that we must obtain the lender's consent for certain additional indebtedness. Collateral had an equipment loan of $0.2 million as of December 31, 2000. The loan bears interest at 10.17% and is secured by certain equipment. As of December 31, 2000, Collateral had loans from Schering AG of $0.7 million, including principal and interest, which are due and payable upon demand. The loans consist of two promissory notes issued in 1995 to fund operations. The notes bear interest at 1% below the prime rate (8.5% at December 31, 2000) and are secured by our assets, except for equipment and furniture pledged on a first priority basis under our bank loan or equipment loan.

         At December 31, 2000, cash, cash equivalents and short-term investments were $27.2 million compared to $39.6 million at December 31, 1999. Decreases in cash, cash equivalents and short-term investments were primarily due to research and development expenses and general and administrative expenses not funded under our collaboration with Schering AG. Under our collaboration, Schering AG currently reimburses certain expenses for GENERX(TM) and GENVASCOR(TM). Two additional product opportunities have also been submitted to Schering AG; however, agreement has not yet been reached regarding these additional product opportunities. We generally invest excess cash in high credit quality debt instruments of corporations and financial institutions. Working capital decreased by $12.7 million to $24.8 million for the year ended December 31, 2000 compared to an increase in working capital of $24.4 million for the prior year. The decrease in working capital in 2000 is primarily due to $12.2 million of cash used for operating activities, compared to $6.4 million of cash used in 1999. The increased working capital in 1999 was primarily related to $31.3 million in net proceeds obtained from a private placement.

         We have entered into certain technology license agreements related to our methods of gene therapy, therapeutic genes and gene delivery vectors. To retain certain licensing rights under these cancelable agreements, we anticipate that we may be required to make aggregate payments of approximately $0.6 million through the remainder of 2001.

         Our core technologies are focused on the development of non-surgical cardiovascular gene therapy products that promote angiogenesis, enhance myocardial adrenergic signaling or promote heart muscle regeneration. We have in-licensed certain technology covering methods of gene therapy and therapeutic genes for use with our methods of gene therapy. We have currently designated one gene, fibroblast growth factor-4, licensed from New York University, for use in the development of two angiogenic gene therapy products: (1) GENERX(TM), a non-surgical angiogenic gene therapy product designed as a treatment for patients with stable exertional angina due to coronary artery disease, and (2) GENVASCOR(TM), a non-surgical angiogenic gene therapy product designed as a treatment for patients with peripheral vascular disease. Upon any successful commercialization of these two angiogenic gene therapy products using this designated gene, the total financial milestone obligations, licensing fees and other related amounts payable by us under license agreements with New York University, covering the use of the fibroblast growth factor-4 gene, and the University of California, covering certain technology relating to methods of gene therapy, could total up to $5.3 million. This amount includes $1.7 million, which we have paid through December 31, 2000. In addition, upon any successful commercialization of these products, we would be required under the license agreements to make royalty payments on worldwide net sales of products that utilize this gene. In October 2000, Collateral entered into an agreement to provide the UCSD Cardiovascular Center $1.0 million to support the establishment of a research chair that will focus on discovery research in the field of non-surgical cardiovascular gene therapy. Effective October 2000, 50,000 shares of our common stock were issued to the UC San Diego Foundation to fund the endowment. At the time the endowment is finalized, the number of shares contributed will be adjusted based on Collateral's current common stock price and any shares not required in order to satisfy the terms of the endowment will be subject to cancellation. In October 2000, Collateral recorded a $1.0 million charge to general and administrative expense to reflect this stock contribution.

         In addition to GENERX(TM) and GENVASCOR(TM), we have two other non-surgical angiogenic gene therapy product candidates, GENEVX(TM) and GENECOR(TM), which are progressing through our preclinical research. The angiogenic genes to be designated by us for use in the development of GENEVX(TM) and GENECOR(TM) will not be finalized until we have progressed further in our evaluation process. We are also conducting preclinical studies for CORGENIC(TM), a product candidate based on our myocardial adrenergic signaling technology in order to support a potential investigational new drug application. Based on our current agreements covering in-licensed technology, if our non-surgical cardiovascular gene therapy products are successfully commercialized, our total financial obligations pursuant to licensing agreements with respect to all five of our products which are currently beyond the research stage could range from between $7.7 million to $9.5 million, of which $2.6 million has been paid through December 31, 2000. Our financial obligations will vary depending on the selection of therapeutic genes for use in our gene therapy products. However, these amounts could be significantly increased or decreased depending on the outcome of our research and commercialization activities pursuant to the collaboration with Schering AG and/or the outcome of our internally-funded research. In addition, we would be required to pay a royalty on worldwide net sales of products that utilize in-licensed technology. In August 2000, we entered into an agreement with the University of Texas to exclusively license certain human genes and to sponsor additional research focused on cardiac cell differentiation. We will pay licensing fees and royalties based on worldwide sales of products that Collateral may develop based on technology licensed under the agreement. Under this agreement, we agreed to pay up to $1.0 million for research support and licensing fees, excluding royalties, of which $0.5 million has been paid. The information set forth above with respect to potential fees payable by us for in-licensed technology involves many variables and is subject to a high degree of potential variation. We may also be required to obtain license rights to other methods of gene therapy, therapeutic genes and/or vectors based on our product development and commercialization requirements potentially increasing our financial obligations.

         To date, all revenue received by us has been from our collaboration with Schering AG, and we expect that substantially all revenue for the next several years would come from this and/or other potential collaborations. However, we may not be able to extend the Schering arrangement or establish other collaborations on acceptable terms, if at all, or assure that current or future collaborations will be successful and provide adequate funding to meet our needs. Schering AG currently reimburses us for research and development expenses related to certain angiogenic gene therapy products and for certain related administrative expenses under our agreement which ends in May 2001. We expect to incur increases in operating expenses over the next two years as we accelerate our research and development activities and potentially initiate or expand other product development activities and collaborations. We may also elect or need to purchase additional technologies or enter into other corporate transactions which may require substantial cash outlays. Increases in operating expenses will include, but are not limited to, increased personnel costs, rent, payments to research institutions and consultants, supplies and other costs resulting from operating our facilities, as well as expenses associated with other product development and/or commercialization activities that we undertake. To the extent these costs are incurred in fields other than angiogenic gene therapy or are otherwise not reimbursable under our current or any new arrangement with Schering AG, we currently intend to use our available cash and future debt or equity financings to cover such expenses.

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

YEARS ENDED DECEMBER 31, 2000 AND 1999

         Our collaborative revenue was $2.0 million and $6.4 million for 2000 and 1999, respectively. All revenue was derived from our research and development agreement with Schering AG. Revenue for the year reflected reduced costs reimbursable to Collateral for pre-clinical research and support activities covered under our collaborative agreement with Schering AG, in line with our transition from upstream discovery and pre-clinical research into product development. These reduced costs are due in part to (1) the advancement of GENERX(TM), our lead product candidate, from Phase 1/2 clinical trials into planned larger scale clinical trials; and (2) the transitioning of GENVASCOR(TM), our angiogenic gene therapy product candidate for the treatment of peripheral vascular disease, from pre-clinical status into planned clinical trials.

         Research and development expenses rose to $11.4 million for 2000 from $9.9 million for 1999. This increase reflects higher costs associated with added personnel needed to expand our internal development capabilities and greater amounts due under license agreements. Lower costs for the use of outside research institutions and consultants partially offset these increases. We expect research and development costs to continue to grow as we accelerate the development of our potential products.

         General and administrative expenses were $7.3 million for 2000 compared to $5.4 million for 1999. In October 2000, 50,000 shares of Collateral common stock were issued to the UC San Diego Foundation to fund an endowment to support the establishment of a research chair that will focus on discovery research in the field of non-surgical cardiovascular gene therapy. During the fourth quarter of 2000, Collateral recorded a $1.0 million non-cash charge to general and administrative expense to reflect this stock contribution. The remaining increase in expenses is primarily due to higher personnel and investor relation costs.

         Interest income increased to $2.2 million for 2000 compared to $1.3 million for 1999. This increase was primarily due to higher average cash and investment balances as a result of the private placement completed in August 1999 coupled with higher interest rates in 2000.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of December 31, 2000, we had cash and cash equivalents and short-term investments of $27.2 million. We invest our excess cash in high credit quality debt instruments of corporations and financial institutions. These investments are not held for trading or other speculative purposes. Generally, our investments mature in less than 18 months. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments.

         At December 31, 2000, we had an outstanding bank loan of $0.5 million. This loan bears interest at prime plus 1.25% (10% at December 31, 2000). We pay monthly principal payments of $18,500 plus interest on the bank loan; these payments extend through April 2003. We also had outstanding loans from Schering AG of $0.5 million. These loans bear interest at 1% below the prime rate (8.50% at December 31, 2000). Principal and interest on these loans are due and payable upon demand.

         A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not be considered to materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce our investment income while increases in interest rates over time will increase our interest expense. We are not exposed to risks for changes in foreign currency exchange rates, commodity prices, or any other market rates.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

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

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                (a)(1) See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

                (a)(2)   Index to Financial Statement Schedules

                         None required.

                (a)(3) See Exhibits below for all Exhibits being filed or incorporated by reference herein.

EXHIBIT              DESCRIPTION
NO.
------------------   -----------------------------------------------------------
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

  10.13 (2)          License Agreement by and among Dimotech Ltd., Gera Neufeld and the Company, dated October 17, 1996.

  10.14 (2)          Exclusive License Agreement between The Regents of the
                     University of California and the Company for Gene Therapy for Congestive Heart Failure, dated January 22, 1997.

EXHIBIT
NO.                  DESCRIPTION
------------------   -------------------------------------------------------
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

  10.25 (2)          Standard Industrial/Commercial  Multi-Tenant Lease-Modified
                     Net between the Company and ARE 11025 Roselle Street, LLC, dated November 24, 1997, as amended.
  10.26 (2)          Torrey Reserve Office Lease between Pacific Torrey Reserve
                     Holding, L.P. and the Company dated April 7, 1998.
  10.27 (2)          Form of Scientific Advisor Consulting Agreement between the
                     Company and certain individuals listed on the attached
                     schedule.
  10.28 (2)          Form of Scientific Advisory Board Agreement between the
                     Company and certain individuals listed on the attached
                     schedule.
  10.29 (2)          Form of Consulting Agreement between the Company and
                     certain individuals listed on the attached schedule.
  10.30 (2)(3)       1995 Stock Option/Stock Issuance Plan.
  10.32 (2)(3)       1995 Stock Option/Stock Issuance Plan Form of Stock Option
                     Agreement.
  10.33 (2)(3)       1995 Stock Option/Stock Issuance Plan Form of Stock
                     Purchase Agreement.
  10.35 (8)(3)       1998 Stock Incentive Plan.
  10.36 (8)(3)       1998 Stock Incentive Plan Form of Notice of Grant.
  10.37 (8)(3)       1998 Stock Incentive Plan Form of Stock Option Agreement.
  10.38 (8)(3)       1998 Stock Incentive Plan Form of Stock Issuance Agreement.
  10.39 (8)(3)       1998 Employee Stock Purchase Plan.
  10.40 (2)(3)       Form of Indemnification Agreement between the Company and
                     each of its directors.
  10.41 (2)(3)       Form of Indemnification Agreement between the Company and
                     each of its officers.
  10.42 (2)(4)       Credit Agreement  between the Company and Imperial Bank,
                     dated April 30, 1998, as amended on September 14, 1998
                     (Exhibit 10.1).
  10.43 (5)          Amendment to the September 27, 1995 Exclusive License
                     Agreement between The Regents of the University of
                     California and the Company for Angiogenesis Gene Therapy,
                     dated April 23, 1999.
  10.44 (5)          Amendment to the January 22, 1997 Exclusive License
                     Agreement between The Regents of the University of California and the Company for Gene Therapy for Congestive
                     Heart Failure, dated April 23, 1999.

EXHIBIT
NO.                  DESCRIPTION
-------------------  --------------------------------------------------------
  10.45 (5)          Amendment to the June 18, 1997 Exclusive License Agreement
                     between The Regents of the University of California and the
                     Company for Angiogenic Gene Therapy for Congestive Heart
                     Failure, dated April 23, 1999.
  10.46 (6)          Form of Purchase Agreement completed in connection with the private placement of August 11, 1999.
  10.47 (8)(3)       1998 Stock Incentive Plan Forms of Notice of Grant for
                     Non-Employee Directors.
  10.48 (8)(3)       1998 Stock Incentive Plan Form Stock Option Agreement for
                     Non-Employee Directors.
  10.49 (7)(3)       1998 Stock Incentive Plan Form Stock Purchase Agreement for
                     Non-Employee Directors.
  10.50 (7)          Letter Agreement between the Company and Veterans Medical
                     Research Foundation, dated March 31, 1999.
  10.51 (9)          Exclusive Patent License Agreement between the University
                     of Texas System and the Company, dated August 23, 2000;
                     excluding certain attachments containing information which is considered not material to an investment decision and is otherwise discussed in the agreement; they will be provided supplementally to the Commission upon request.
  10.52              Option agreement between The Regents of the University of
                     California and the Company for hCdc5 Regulation of G2
                     Progression and Mitotic Entry, dated January 10, 2001;
                     excluding certain attachments containing information which is considered not material to an investment decision and is otherwise discussed in the agreement; they will be provided supplementally to the Commission upon request.
  23.1               Consent of Ernst & Young LLP, Independent Auditors.
  24.1               Power of Attorney (included under the caption
                     "Signatures").

(1) Incorporated by reference to exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed on August 6, 1998.
(2) Incorporated by reference to the same numbered exhibits (unless otherwise indicated)filed with our Registration Statement on Form S-1, File No. 333-51029, as amended.
(3)      Management contract or compensation plan.
(4) Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 10, 1998.
(5) Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on July 23, 1999.
(6) Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed on October 22, 1999.
(7) Incorporated by reference to the exhibits filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 27, 2000.
(8) Incorporated by reference to the exhibits filed with our Registration Statement on Form S-8, File No. 333-40972, filed on July 7, 2000.
(9) Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

         (b)  Reports on Form 8-K

              None reported.

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

COLLATERAL THERAPEUTICS, INC.
By:   /S/ JACK W. REICH, PH.D.                           Date:    March 30, 2001
   --------------------------------------------------
      Chairman and Chief Executive Officer

By:   /S/ CHRISTOPHER J. REINHARD                        Date:    March 30, 2001
   --------------------------------------------------
      President,  Chief  Operating  and Chief  Financial
      Officer

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

                    SIGNATURE                                             TITLE                              DATE
                    ---------                                             -----                              ----
       /S/ JACK W. REICH, PH.D.                         Chairman of the Board of Directors and Chief    March 30, 2001
--------------------------------------------------      Executive Officer (Principal Executive
       Jack W. Reich, Ph.D.                             Officer)

       /S/ CHRISTOPHER J. REINHARD                      Director and President, Chief Operating and     March 30, 2001
--------------------------------------------------      Chief Financial Officer (Principal Financial
       Christopher J. Reinhard                          and Accounting Officer)

       /S/ CHARLES J. ASCHAUER                          Director                                        March 30, 2001
--------------------------------------------------
       Charles J. Aschauer

       /S/ B. MASON FLEMMING JR.                        Director                                        March 30, 2001
--------------------------------------------------
       B. Mason Flemming Jr.
       /S/ RONALD I. SIMON                              Director                                        March 30, 2001
--------------------------------------------------
       Ronald I. Simon

       /S/ DALE A. STRINGFELLOW                         Director                                        March 30, 2001
--------------------------------------------------
       Dale A. Stringfellow

                          COLLATERAL THERAPEUTICS, INC.
                          -----------------------------

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------
                                                                        PAGE NO.
                                                                        --------

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

Statements of Stockholders' Equity                                        F - 5

Statements of Cash Flows                                                  F - 6

Notes to Financial Statements                                             F - 7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Collateral Therapeutics, Inc.

We have audited the accompanying balance sheets of Collateral Therapeutics, Inc. as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Collateral Therapeutics, Inc. at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                     ERNST & YOUNG LLP


San Diego, California
January 19, 2001

      COLLATERAL THERAPEUTICS, INC.
      STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                     YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------
                                                              2000            1999            1998
                                                          ------------    ------------    ------------
Revenues under collaborative research and
   development agreement with a related party             $  2,000,000    $  6,392,212    $  5,403,481

Operating expenses:
   Research and development                                 11,397,795       9,857,467       7,451,307
   General and administrative                                7,281,059       5,445,461       3,343,260
                                                          ------------    ------------    ------------
Total operating expenses                                    18,678,854      15,302,928      10,794,567
                                                          ------------    ------------    ------------
Loss from operations                                       (16,678,854)     (8,910,716)     (5,391,086)
Interest income                                              2,184,172       1,297,855         624,259
Interest expense                                              (109,185)       (112,944)        (75,475)
Other expense                                                       --              --         (62,087)
                                                          ------------    ------------    ------------
Net loss                                                  $(14,603,867)   $ (7,725,805)   $ (4,904,389)
                                                          ============    ============    ============


Net loss per share (basic and diluted)                    $      (1.12)   $      (0.67)   $      (0.62)
                                                          ============    ============    ============

Weighted average shares used in
   computing net loss per share
   (basic and diluted)                                      13,045,902      11,470,789       7,968,260
                                                          ============    ============    ============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

     COLLATERAL THERAPEUTICS, INC.
     BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                    2000            1999
                                                                                ------------    ------------
ASSETS

Current assets:
    Cash and cash equivalents                                                   $ 10,308,244    $ 17,897,563
    Short-term investments                                                        16,857,935      21,730,478
    Prepaid expenses                                                                 339,763         203,779
    Other current assets                                                             536,623         445,985
                                                                                ------------    ------------
Total current assets                                                              28,042,565      40,277,805
Restricted cash - noncurrent                                                         272,600          72,600
Other assets                                                                         200,126            --
Property and equipment, net                                                        3,053,158       3,065,213
                                                                                ------------    ------------
        Total Assets                                                            $ 31,568,449    $ 43,415,618
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                            $    580,189    $    546,842
    Accrued compensation and benefits                                              1,217,004       1,019,277
    Accrued expenses                                                                 380,553         297,115
    Notes payable to a related party, including accrued interest                     697,457         656,279
    Notes payable, current portion                                                   321,725         222,222
                                                                                ------------    ------------
Total current liabilities                                                          3,196,928       2,741,735

Notes payable, net of current portion                                                426,447         518,519

Stockholders' equity:
    Preferred stock, par value $.001; 5,000,000 shares authorized;
        none outstanding;                                                                 --              --
    Common stock, par value $.001; 40,000,000 shares authorized;
        13,197,112 and 12,919,103 shares issued and outstanding at
        December 31, 2000 and 1999, respectively                                      13,197          12,919
    Additional paid-in capital                                                    57,495,792      55,584,481
    Deferred compensation                                                           (189,027)       (403,007)
    Note receivable secured by common stock                                               --        (180,000)
    Accumulated other comprehensive income (loss)                                     47,246         (40,762)
    Accumulated deficit                                                          (29,422,134)    (14,818,267)
                                                                                ------------    ------------
Total stockholders' equity                                                        27,945,074      40,155,364
                                                                                ------------    ------------
        Total Liabilities and Stockholders' Equity                              $ 31,568,449    $ 43,415,618
                                                                                ============    ============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

COLLATERAL THERAPEUTICS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                             CONVERTIBLE
                                                           PREFERRED STOCK           COMMON STOCK        ADDITIONAL
                                                        ---------------------- ------------------------    PAID-IN       DEFERRED
                                                           SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL     COMPENSATION
                                                        ------------ --------- ------------- ---------- -------------  -------------
Balance at December 31, 1997...........................   1,221,540    $1,222     5,971,647     $5,972   $ 9,900,789    $ (838,206)
    Conversion of preferred stock......................  (1,221,540)   (1,222)    2,320,926      2,321        (1,099)            -
    Common stock issued in
      Initial Public Offering..........................           -         -     2,200,000      2,200    12,988,754             -
    Stock options exercised............................           -         -        29,330         29         7,675             -
    Deferred compensation related
      to stock options.................................           -         -             -          -     1,228,310    (1,228,310)
    Amortization of deferred compensation..............           -         -             -          -             -     1,080,454
    Interest on secured note receivable................           -         -             -          -             -             -
    Net loss...........................................           -         -             -          -             -             -
    Unrealized loss on investments.....................           -         -             -          -             -             -
    Comprehensive loss.................................           -         -             -          -             -             -
                                                          ---------    ------    ----------    -------  ------------    ----------
Balance at December 31, 1998...........................           -         -    10,521,903     10,522    24,124,429      (986,062)
    Common stock issued in private placement...........           -         -     2,150,000      2,150    31,278,883             -
    Stock options exercised............................           -         -       231,314        231        97,881             -
    Common stock issued under
      employee stock purchase plan.....................           -         -        15,886         16       105,578             -
    Deferred compensation related
      to stock options.................................           -         -             -          -       162,407      (162,407)
    Amortization of deferred compensation..............           -         -             -          -             -       560,765
    Adjustment to deferred compensation
      for terminations.................................           -         -             -          -      (184,697)      184,697
    Interest on secured note receivable................           -         -             -          -             -             -
    Net loss...........................................           -         -             -          -             -             -
    Unrealized loss on investments.....................           -         -             -          -             -             -
    Comprehensive loss.................................           -         -             -          -             -             -
                                                          ---------    ------    ----------    -------  ------------    ----------
Balance at December 31, 1999...........................           -         -    12,919,103     12,919    55,584,481      (403,007)
    Common stock issued
      to UCSD Cardiovascular Center....................           -         -        50,000         50       999,950             -
    Stock options exercised............................           -         -       209,829        210       409,616             -
    Common stock issued under
      employee stock purchase plan.....................           -         -        25,770         26       186,703             -
    Interest on secured note receivable................           -         -             -          -             -             -
    Repurchase of common stock in
      exchange for cancellation of
      note receivable..................................           -         -        (7,590)        (8)     (184,992)            -
    Stock compensation related
      to stock options.................................           -         -             -          -       650,374      (402,389)
    Amortization of stock compensation.................           -         -             -          -             -       466,029
    Adjustment to deferred compensation
      for terminations.................................           -         -             -          -      (150,340)      150,340
    Net loss...........................................           -         -             -          -             -             -
    Unrealized gain on investments.....................           -         -             -          -             -             -
    Comprehensive loss.................................           -         -             -          -             -             -
                                                          ---------    ------    ----------    -------  ------------    ----------
Balance at December 31, 2000...........................           -    $    -    13,197,112    $13,197  $ 57,495,792    $ (189,027)
                                                          =========    ======    ==========    =======  ============    ==========



                                                                                  OTHER
                                                            NOTE RECEIVABLE    COMPREHENSIVE                    TOTAL
                                                              SECURED BY          INCOME      ACCUMULATED    STOCKHOLDERS'
                                                             COMMON STOCK         (LOSS)        DEFICIT         EQUITY
                                                           -----------------   ------------- ------------    -------------
Balance at December 31, 1997...........................        $ (150,000)         $     -    $(2,188,073)   $ 6,731,704
    Conversion of preferred stock......................                 -                -              -              -
    Common stock issued in
      Initial Public Offering..........................                 -                -              -     12,990,954
    Stock options exercised............................                 -                -              -          7,704
    Deferred compensation related
      to stock options.................................                 -                -              -              -
    Amortization of deferred compensation..............                 -                -              -      1,080,454
    Interest on secured note receivable................           (15,000)               -              -        (15,000)
    Net loss...........................................                 -                -     (4,904,389)    (4,904,389)
    Unrealized loss on investments.....................                 -           (4,487)             -         (4,487)
                                                                                                            ------------
    Comprehensive loss.................................                 -                -              -     (4,908,876)
                                                               ----------         --------   ------------   ------------
Balance at December 31, 1998...........................          (165,000)          (4,487)    (7,092,462)    15,886,940
    Common stock issued in private placement...........                 -                -              -     31,281,033
    Stock options exercised............................                 -                -              -         98,112
    Common stock issued under
      employee stock purchase plan.....................                 -                -              -        105,594
    Deferred compensation related
      to stock options.................................                 -                -              -              -
    Amortization of deferred compensation..............                 -                -              -        560,765
    Adjustment to deferred compensation
      for terminations.................................                 -                -              -              -
    Interest on secured note receivable................           (15,000)               -              -        (15,000)
    Net loss...........................................                 -                -     (7,725,805)    (7,725,805)
    Unrealized loss on investments.....................                 -          (36,275)             -        (36,275)
                                                                                                            ------------
    Comprehensive loss.................................                 -                -              -     (7,762,080)
                                                               ----------         --------   ------------   ------------
Balance at December 31, 1999...........................          (180,000)         (40,762)   (14,818,267)    40,155,364
    Common stock issued
      to UCSD Cardiovascular Center....................                 -                -              -      1,000,000
    Stock options exercised............................                 -                -              -        409,826
    Common stock issued under
      employee stock purchase plan.....................                 -                -              -        186,729
    Interest on secured note receivable................            (5,000)               -              -         (5,000)
    Repurchase of common stock in
      exchange for cancellation of
      note receivable..................................           185,000                -              -              -
    Stock compensation related
      to stock options.................................                 -                -              -        247,985
    Amortization of stock compensation.................                 -                -              -        466,029
    Adjustment to deferred compensation
      for terminations.................................                 -                -              -              -
    Net loss...........................................                 -                -    (14,603,867)   (14,603,867)
    Unrealized gain on investments.....................                 -           88,008              -         88,008
                                                                                                            ------------
    Comprehensive loss.................................                 -                -              -    (14,515,859)
                                                               ----------         --------   ------------   ------------
Balance at December 31, 2000...........................        $        -         $ 47,246   $(29,422,134)  $ 27,945,074
                                                               ==========         ========   ============   ============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

     COLLATERAL THERAPEUTICS, INC.
     STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                               YEARS ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                          2000            1999            1998
                                                                      ------------    ------------    ------------
OPERATING ACTIVITIES:
   Net loss                                                           $(14,603,867)   $ (7,725,805)   $ (4,904,389)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                        920,961         868,788         369,954
      Stock compensation                                                   714,014         560,765       1,080,454
      Common stock contribution                                          1,000,000              --              --
      Changes in operating assets and liabilities:
         Milestone receivable from a related party                              --              --       2,000,000
         Prepaid expenses and other current assets                        (226,622)       (129,916)       (348,897)
         Accounts payable and accrued expenses                             355,690         248,392       1,088,108
         Deferred revenue                                                       --        (164,232)          9,189
         Restricted cash                                                  (200,000)             --         (72,600)
      Other                                                               (162,219)        (17,408)         46,061
                                                                      ------------    ------------    ------------
Net cash used in operating activities                                  (12,202,043)     (6,359,416)       (732,120)

INVESTING ACTIVITIES:
   Purchases of property and equipment                                    (671,409)       (520,873)     (3,574,824)
   Purchases of short-term investments                                 (10,832,354)    (22,755,961)     (1,219,385)
   Proceeds from maturities of short-term investments                   15,750,000       2,211,000              --
   Other                                                                        --              --          19,642
                                                                      ------------    ------------    ------------
Net cash provided by (used in) investing activities                      4,246,237     (21,065,834)     (4,774,567)

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                  596,555      31,484,739      12,998,658
   Proceeds from note payable to bank                                           --              --       1,000,000
   Payments on notes payable                                              (230,068)       (203,703)        (55,555)
                                                                      ------------    ------------    ------------
Net cash provided by financing activities                                  366,487      31,281,036      13,943,103
                                                                      ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                    (7,589,319)      3,855,786       8,436,416
Cash and cash equivalents at
   beginning of the year                                                17,897,563      14,041,777       5,605,361
                                                                      ------------    ------------    ------------
Cash and cash equivalents at end of the year                          $ 10,308,244    $ 17,897,563    $ 14,041,777
                                                                      ============    ============    ============


SUPPLEMENTARY CASH FLOW DISCLOSURE:
  Non-cash activities:
   Assumption of note payable in connection with
    purchase of equipment                                             $    237,499    $         --    $         --
                                                                      ============    ============    ============
   Repurchase of common stock in exchange for
    cancellation of note receivable secured by stock                  $    185,000    $         --    $         --
                                                                      ============    ============    ============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          COLLATERAL THERAPEUTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS

     Collateral Therapeutics, Inc. (Collateral) is focused on the discovery and development of non-surgical gene therapy products for the potential treatment of cardiovascular diseases, including coronary artery disease, peripheral vascular disease, congestive heart failure and heart attack. We intend to focus on research and development of products while leveraging our technology through the establishment of product development, manufacturing and marketing collaborations with select pharmaceutical and biotechnology companies. Collateral was incorporated in California on April 3, 1995 and reincorporated in Delaware on May 28, 1998.

     CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

     Short-term investments consist of highly liquid debt instruments. Management has classified our short-term investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, reported as a separate component of stockholders' equity. We consider instruments purchased with an original maturity of three months or less to be cash equivalents.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, ranging from three years to five years, using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term.

     REVENUE RECOGNITION

     We currently generate substantially all of our revenue through a collaborative research and development agreement with a related party (Note 3). Non-refundable amounts received in advance for funding of research and development are deferred and recognized as revenue when the related reimbursable expenses are incurred and we have no future performance obligations. Collateral is also entitled to milestone and royalty payments upon attaining contract specified conditions. Revenue from milestones are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) Collateral's performance obligations after the milestone achievement will continue to be funded by the collaborator at a comparable level to before the milestone achievement. If both of these criteria are not met, the milestone payment would be recognized over the remaining minimum period of Collateral's performance obligations under the arrangement. Royalties, if any, will be recognized as earned.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenditures are charged to expense as incurred. Collateral generally expenses amounts paid to obtain patents or acquire licenses, as the ultimate recoverability of the amounts paid is uncertain.

     STOCK OPTIONS

     Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. SFAS 123 also permits companies to elect to continue using the implicit value accounting method specified in Accounting Principles Board Opinion No. 25 to account for stock-based compensation related to option grants and stock awards to employees. Collateral has elected to retain the implicit value based method for such grants and awards, and has disclosed the pro forma effect of using the fair value based method to account for stock-based compensation (Note 5). Option grants to non-employees are recorded using the fair value based method as prescribed by SFAS 123 and Emerging Issues Task Force 96-18 and expense over the related service period. Stock compensation related to non-employees is periodically re-measured as the options vest.

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

     NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of nonrefundable up-front fees received in conjunction with a research and development arrangement. SAB No. 101 requires that license and other up-front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. SAB No. 101 was implemented in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material impact on the current and prior years results of operations or financial condition.

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

     In March 2000, the Financial Accounting Standards Board issued Financial Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25". FIN 44 clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees", the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 has not had a material impact on Collateral in the fiscal year ended December 31, 2000.

2.   BALANCE SHEET INFORMATION

     SHORT-TERM INVESTMENTS

     Collateral classifies its investment securities as available-for-sale and includes unrealized gains or losses as a component of stockholders' equity. The following is a summary of available-for-sale securities:

                                                                               UNREALIZED GAINS       ESTIMATED
                                                                  COST             (LOSSES)          FAIR VALUE
                                                            ------------------ ------------------ ------------------
           DECEMBER 31, 2000:
           Corporate debt securities ..................       $16,810,689            $47,246        $16,857,935
                                                            ================== ================== ==================
           DECEMBER 31, 1999:
           Corporate debt securities ..................       $21,771,240            ($40,762)      $21,730,478
                                                            ================== ================== ==================

         There were no sales of available-for-sale securities during the years ended December 31, 2000, 1999 and 1998. The following is a summary of the amortized cost and estimated fair value of short-term investments by contractual maturity at December 31, 2000:

                                                                                             ESTIMATED
                                                                      COST                  FAIR VALUE
                                                             -----------------------  ------------------------

          Due in one year or less.....................        $   2,515,961               $     2,516,544
          Due after one year through two years........           14,294,728                    14,341,381
                                                             -----------------------  ------------------------
                   Total..............................        $  16,810,689               $    16,857,935
                                                             =======================  ========================

     PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                DECEMBER 31,
                                                               -----------------------------------------------
                                                                       2000                     1999
                                                               ---------------------    ----------------------

         Laboratory equipment .......................            $     1,689,720          $      1,159,277
         Computer equipment .........................                    484,176                   399,610
         Furniture and office equipment .............                  1,382,053                 1,255,366
         Leasehold improvements .....................                  1,720,569                 1,553,358
                                                               ---------------------    ----------------------
                                                                       5,276,518                 4,367,611
         Accumulated depreciation
             and amortization .......................                 (2,223,360)               (1,302,398)
                                                               ---------------------    ----------------------
                  Total..............................            $     3,053,158          $      3,065,213
                                                               =====================    ======================

3.   COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT WITH RELATED PARTY

     In May 1996, Collateral entered into a collaboration, license and royalty agreement (the "Schering Agreement") with Schering AG, Germany ("Schering AG") which established a strategic alliance covering the development and commercialization of gene therapy products to promote angiogenesis. Under the Schering Agreement, Collateral agreed to conduct research and development in the field of gene therapy to promote angiogenesis solely with Schering AG during the term of the Schering Agreement, until May 2001, and Schering AG was granted exclusive rights for certain gene therapy technology that arose out of our 1996 base technology in the field or from technology developed under our collaboration agreement, provided that Schering AG pays milestone and other fees including royalties based on net sales for each licensed product. In exchange for such rights, Schering AG agreed to: (i) purchase up to $5.0 million of Collateral's preferred stock in 1996 and 1997; (ii) pay us up to $5.0 million annually to support our research and development pursuant to the Schering Agreement for an Initial Product as defined under the agreement, which amount may be adjusted to support research and development for additional products presented by Collateral and accepted by Schering AG within the field of angiogenic gene therapy; (iii) pay Collateral milestone payments totaling up to $20.5 million for the Initial Product and up to $20.5 million for each New Product each as defined under the agreement that are presented by Collateral and accepted by Schering AG under the terms of the agreement, based on our achievement of milestones pertaining to certain regulatory filings and to Schering's development and commercialization of the products; and (iv) pay Collateral a royalty based on worldwide net sales of each product and to pay an additional supplemental royalty based on worldwide net sales of each product and the product's cost of goods, up to a maximum specified royalty rate. To date, substantially all revenue received by Collateral has been from our collaboration with Schering AG. Schering AG may terminate the collaborative agreement upon 60 days written notice and payment of a termination fee to Collateral.

     In 2000, 1999 and 1998 Collateral's revenues under the agreement were $2.0 million, $6.4 million and $5.4 million respectively.

     In 1995, Collateral entered into two promissory notes with Schering AG totaling $500,000 to fund operations. Principal and interest on the notes are due upon demand. The notes bear interest at prime rate less 1% (8.5% at December 31, 2000). These notes are secured by the assets of Collateral with the exception of certain equipment which is pledged on a first priority basis under our loans referred to in Note 4.

4.   NOTES PAYABLE

     In 1998, Collateral borrowed $1.0 million under a loan and security agreement with a bank to acquire equipment and furniture. As of December 31, 2000, $0.5 million was outstanding under this loan. The loan requires monthly principal payments of $18,500 plus accrued interest that extend through April 2003. The loan bears interest at prime plus 1.25% (10.75% at December 31, 2000) and is secured by the equipment and furniture acquired. The loan is subject to certain covenants including minimum working capital levels and the requirement that Collateral must obtain the lenders' consent for certain additional indebtedness.

     In 2000, Collateral purchased certain equipment by assuming an equipment loan of $237,499. As of December 31, 2000, $0.2 million was outstanding under this loan. The loan bears interest at 10.17% and requires monthly payments of $9,859 through December 2002 with a final payment of $20,211 in January 2003. The underlying equipment is used as collateral under the equipment loan.

     The notes have the following maturities as of December 31, 2000:


                                                                     NOTES
YEARS ENDING DECEMBER 31:                                           PAYABLE
-------------------------------------                        ----------------------

2001 ..............................................                $  322,000
2002 ..............................................                   332,000
2003 ..............................................                    94,000
                                                             ----------------------
                                                                      748,000

Less current portion ..............................                  (322,000)
                                                             ----------------------
         Total.....................................                $  426,000
                                                             ======================

     In November 2000, Collateral executed a letter of intent for an equipment financing line of $2.1 million. The loan, will be secured by equipment, and will be repaid monthly over a four-year term. Interest will be determined at the time of each draw down based on the average of the federal reserve 3 and 5 year treasuries plus 4.5%.

5.   STOCKHOLDERS' EQUITY

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

      EMPLOYEE STOCK PURCHASE PLAN

      In April 1998, Collateral adopted the 1998 Employee Stock Purchase Plan. A total of 150,000 shares of common stock have been authorized and reserved for issuance under this Purchase Plan. The Purchase Plan permits all eligible employees to purchase common stock through payroll deductions (which cannot exceed 10% of each employee's compensation) at the lower of 85% of fair market value at the beginning of a 24 month offering period or the end of each six-month purchase period. During 2000 and 1999, shares totaling 25,770 and 15,886 were issued under the Purchase Plan at an average price of $7.25 and $6.65 per share, respectively. At December 31, 2000, 108,344 shares were reserved for future issuance.

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

     In April 1998, we adopted the 1998 Stock Incentive Plan (the "1998 Plan") that serves as the successor equity incentive program to the Predecessor Plan. A total of 3,803,960 shares of common stock have been authorized for issuance under the 1998 Plan. Outstanding options and unvested shares issued under the Predecessor Plan have been incorporated into the 1998 Plan, and no further option grants will be made under the Predecessor Plan. The incorporated options will continue to be governed by their existing terms, unless the Plan Administrator elects to extend one or more features of the 1998 Plan to those options. After giving effect to the 2,372,531 options granted and outstanding and the 370,063 options granted and exercised, 1,061,366 options remain available for future grant under the 1998 Plan. Unvested common shares obtained upon early exercise of options granted under the 1995 and 1998 plans are subject to repurchase by Collateral at the original issue price. At December 31, 2000, 5,000 shares were subject to repurchase by Collateral.

A summary of option activity is as follows:

                                                                                          WEIGHTED
                                                                                           AVERAGE
                                                                          NUMBER OF       EXERCISE
                                                                           SHARES           PRICE
                                                                     ------------------ --------------

Balance at December 31, 1997.....................................             659,300         $0.30
   Granted.......................................................           1,256,300         $5.03
   Exercised.....................................................             (29,330)        $0.26
   Cancelled.....................................................             (19,000)        $0.54
                                                                     ------------------


Balance at December 31, 1998.....................................           1,867,270         $3.48

   Granted.......................................................             280,000        $14.57
   Exercised.....................................................            (231,314)        $0.42
   Cancelled.....................................................             (33,567)        $1.23
                                                                     ------------------


Balance at December 31, 1999.....................................           1,882,389         $5.54

   Granted.......................................................             869,760        $25.22
   Exercised.....................................................            (232,919)        $3.37
   Cancelled.....................................................            (146,699)        $6.59
                                                                     ------------------


Balance at December 31, 2000.....................................           2,372,531        $12.90
                                                                     ==================

   A summary of stock options outstanding at December 31, 2000 is as follows:

                                                                                                  WEIGHTED
                                             WEIGHTED                                             AVERAGE
                                             AVERAGE           WEIGHTED                        EXERCISE PRICE
       RANGE OF            OPTIONS        REMAINING LIFE       AVERAGE           OPTIONS         OF OPTIONS
    EXERCISE PRICES      OUTSTANDING         IN YEARS       EXERCISE PRICE     EXERCISABLE      EXERCISABLE
  -------------------- ----------------- ----------------- ------------------ --------------- ------------------

  $  0.05 - $  0.74....      298,746            6.30             $0.36              298,746        $   0.36
  $  4.92 - $  7.04....      958,576            7.66             $5.23              616,109        $   5.21
  $  9.62 - $ 12.25....       71,000            8.35            $11.29               55,375        $  11.78
  $ 15.00 - $ 18.56....      188,709            8.73            $16.07               60,351        $  16.21
  $ 23.13 - $ 29.06....      855,500            9.52            $25.31               89,554        $  24.90
                       -----------------                                      ---------------
                           2,372,531            8.26            $12.90            1,120,135        $   6.41
                       =================                                      ===============

     Adjusted pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if we had accounted for employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the following pricing models and assumptions:

                                                                           JULY 2, 1998 TO       JANUARY 1, 1998 TO
                                2000                    1999              DECEMBER 31, 1998         JULY 1, 1998
                        --------------------- ----------------------- -------------------------- --------------------
Pricing model...........    Black-Scholes          Black-Scholes            Black-Scholes           Minimum Value
Expected life (years)...          4                      4                        4                       4
Interest rate...........   5.75% to 6.75%          5.25% to 6.00%           4.25% to 5.25%              5.5%
Volatility..............         80%                    70%                      65%                      -
Dividend yield..........         0%                      0%                       0%                     0%

     For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The weighted-average fair value of options granted during 2000, 1999 and 1998 was $15.89, $8.26 and $2.40, respectively. Adjusted pro forma information is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------------------
                                                  2000                   1999                 1998
                                          ----------------------  ------------------ -----------------------
Adjusted pro forma net loss...............   $   (17,600,976)       $  (8,707,044)     $    (5,327,880)
Adjusted pro forma net loss
   per share (basic and diluted)..........   $         (1.35)       $       (0.76)     $         (0.67)

     DEFERRED COMPENSATION

     Through December 31, 2000, Collateral recorded deferred compensation for the difference between the exercise price of stock options granted and the fair value of our common stock at the date of issuance or grant for options granted to employees. Through December 31, 2000, deferred compensation was recorded for the fair value of options granted to non-employees and re-measured through the vesting period of the option. Gross deferred compensation recorded during the years ended December 31, 2000 and 1999 totaled $402,389 and $162,407, respectively, and stock based compensation expense totaled $714,014, $560,765 and $1,080,454 in 2000, 1999 and 1998, respectively.

     STOCK CONTRIBUTION TO UCSD CARDIOVASCULAR CENTER

     In October 2000, Collateral elected to provide the University of California San Diego Cardiovascular Center $1.0 million to support the establishment of a research chair that will focus on discovery research in the field of non-surgical cardiovascular gene therapy. Effective October 2000, 50,000 shares of our common stock were issued to the UC San Diego Foundation to fund the endowment. At the time the endowment is finalized, which is expected to be in 2001, the number of shares contributed will be adjusted based on Collateral's then-current common stock price and any shares not required in order to satisfy the terms of the endowment will be subject to cancellation. In October 2000, Collateral recorded a $1.0 million charge to general and administrative expense to reflect this contribution.

6.   COMMITMENTS

     LEASES

     We have entered into various operating lease agreements for our administration and research facilities. The terms of the leases include renewal options, payment of executory costs such as real estate taxes, insurance, and common area maintenance, and escalation clauses. For two of these leases, Collateral is required to maintain restricted cash balances totaling $272,600 on behalf of the landlord as deposits until 2003. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $712,000, $699,000 and $325,000,
respectively.

     Annual future minimum lease obligations for operating leases as of December 31, 2000 are as follows:

                                                                          OPERATING
YEARS ENDING DECEMBER 31:                                                   LEASES
-------------------------                                           -----------------------

2001...........................................................         $     1,093,000
2002...........................................................               1,114,000
2003...........................................................                 806,000
2004...........................................................                 481,000
                                                                     ----------------------
           Total...............................................         $     3,494,000
                                                                     ======================

     LICENSE AND RESEARCH AGREEMENTS

     In connection with certain license and research agreements, Collateral recognized expenses of $2,595,000, $2,606,000 and $2,023,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The fees were charged to research and development expense. In 2001, it is anticipated that Collateral will be required to pay approximately $0.6 million to retain certain licensing rights under cancelable agreements. Additionally, Collateral is obligated to pay royalties upon commercial sales, if any, of certain products which utilize in-licensed technology.

7.   RELATED PARTY TRANSACTIONS

     In March 1999, we entered into a three-year agreement with the Veterans Medical Research Foundation, a foundation that Collateral has contracted with since 1995 to conduct certain research activities. A former Collateral director and stockholder was president of the foundation through January 2001. Under this agreement, another Collateral stockholder and former director, and the foundation have agreed to conduct certain studies in the field of cardiovascular disease. In consideration for such services, we pay the foundation monthly fees based on the overall level of expenditures for research and development, plus certain administrative overhead charges. These fees totaled $542,000, $404,000 and $445,000 in 2000, 1999 and 1998, respectively.

     A partner of a law firm that we use for general corporate purposes was a member of Collateral's Board of Directors through 1999. We incurred expenses from such firm totaling $244,648 and $695,373 for the years ended December 31, 1999 and 1998, respectively. Collateral had payables to the firm of $1,096 at December 31, 1999.

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

8.   INCOME TAXES

     At December 31, 2000, Collateral had federal and California income tax net operating loss carryforwards of approximately $24,360,000 and $5,490,000, respectively. These federal and state carryforwards will begin to expire in 2010 and 2003, respectively, unless previously utilized. We also have federal and state research and development tax credit carryforwards of approximately $756,000 and $242,000, respectively, which will begin to expire in 2010, unless previously utilized.

     Pursuant to Internal Revenue Code Sections 382 and 383, use of our net operating loss and credit carryforwards may be limited if cumulative changes in ownership of more than 50% occurs within a three-year period.

     Significant components of our deferred tax assets as of December 31, 2000 are shown below. A valuation allowance of $11,885,000 has been recognized as realization of such assets is uncertain.

                                                                               DECEMBER 31,
                                                              ------------------------------------------------
                                                                       2000                     1999
                                                              -----------------------  -----------------------
Deferred tax assets:
   Net operating loss carryforwards......................         $    8,844,000           $   4,457,000
   Research and development credits......................                998,000                 380,000
   Capitalized research and development..................                994,000                 480,000
   Other, net............................................                470,000                       -
   Accruals and Liabilities..............................                579,000                 300,000
                                                              -----------------------  -----------------------
Total deferred tax assets................................             11,885,000               5,617,000
Valuation allowance for deferred tax assets..............            (11,885,000)             (5,617,000)
                                                              -----------------------  -----------------------


         Net deferred tax assets.........................         $            -           $           -
                                                              =======================  =======================




9.   401(K) PLAN

     Effective October 1, 1996, Collateral adopted a 401(k) defined contribution plan that covers substantially all full-time employees, as defined, who meet certain length-of-service requirements. Employees may contribute up to a maximum of 15% of their annual compensation (subject to a maximum limit imposed by federal tax law).

10.  SUMMARIZED QUARTERLY DATA (UNAUDITED)

     The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2000 is as follows:

                                                          1st Quarter      2nd Quarter       3rd Quarter      4th Quarter
                                                        ---------------- ----------------  ---------------- -----------------
        Revenues under collaborative
           research and development
           agreement with a related party               $      584,202    $     822,003     $    461,449    $      132,346
        Loss from operations (1)                            (3,760,671)      (3,806,017)      (3,977,905)       (5,134,261)
        Net loss                                            (3,198,319)      (3,263,459)      (3,465,997)       (4,676,092)
        Net loss per share (basic and diluted) (2)               (0.25)           (0.25)            (0.25)           (0.36)


(1) The 4th quarter loss reflects a $1 million non-cash charge included in general and administrative expense related to a stock contribution to UCSD Cardiovascular Center (Note 5).

(2) Loss per share is computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net loss per share amounts may not equal the annual amounts reported.

                                      EXHIBIT INDEX


EXHIBIT
NO.                  DESCRIPTION
------------------   --------------------------------------------------------
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

  10.15 (2)          Agreement between New York University and the Company,
                     dated March 24, 1997, as amended.
  10.18 (2)          Exclusive License Agreement between The Regents of the
                     University of California and the Company for Angiogenic
                     Gene Therapy for Congestive Heart Failure, dated June 18,
                     1997.
  10.19 (2)          Letter Agreement between the Company and Veterans Medical
                     Research Foundation, dated August 13, 1997.
  10.21 (2)          Biological Materials Agreement between Targeted Genetics
                     Corporation and the Company, dated January 26, 1998.
  10.22 (2)          Research Agreement between The Regents of the University of
                     California and the Company, dated February 23, 1998.
  10.23 (2)          Letter Agreement between the Company and Veterans Medical
                     Research Foundation, dated March 20, 1998.
  10.25 (2)          Standard  Industrial/Commercial Multi-Tenant Lease-Modified
                     Net between the Company and ARE 11025 Roselle Street, LLC, dated November 24, 1997, as amended.
  10.26 (2)          Torrey Reserve Office Lease between Pacific Torrey Reserve
                     Holding, L.P. and the Company dated April 7, 1998.
  10.27 (2)          Form of Scientific Advisor Consulting Agreement between
                     the Company and certain individuals listed on the attached schedule.
  10.28 (2)          Form of Scientific Advisory Board Agreement between the
                     Company and certain individuals listed on the attached
                     schedule.
  10.29 (2)          Form of Consulting Agreement between the Company and
                     certain individuals listed on the attached schedule.
  10.30 (2)(3)       1995 Stock Option/Stock Issuance Plan.
  10.32 (2)(3)       1995 Stock Option/Stock Issuance Plan Form of Stock Option
                     Agreement.
  10.33 (2)(3)       1995 Stock Option/Stock Issuance Plan Form of Stock
                     Purchase Agreement.
  10.35 (8)(3)       1998 Stock Incentive Plan.
  10.36 (8)(3)       1998 Stock Incentive Plan Form of Notice of Grant.
  10.37 (8)(3)       1998 Stock Incentive Plan Form of Stock Option Agreement.
  10.38 (8)(3)       1998 Stock Incentive Plan Form of Stock Issuance Agreement.
  10.39 (8)(3)       1998 Employee Stock Purchase Plan.
  10.40 (2)(3)       Form of Indemnification Agreement between the Company and
                     each of its directors.
  10.41 (2)(3)       Form of Indemnification Agreement between the Company and
                     each of its officers.
  10.42 (2)(4)       Credit Agreement between the Company and Imperial Bank,
                     dated April 30, 1998, as amended on September 14, 1998
                     (Exhibit 10.1).
  10.43 (5)          Amendment to the September 27, 1995 Exclusive License
                     Agreement between The Regents of the University of
                     California and the Company for Angiogenesis Gene Therapy,
                     dated April 23, 1999.
  10.44 (5)          Amendment to the January 22, 1997 Exclusive License
                     Agreement between The Regents of the University of California and the Company for Gene Therapy for Congestive
                     Heart Failure, dated April 23, 1999.

  10.45 (5)          Amendment to the June 18, 1997 Exclusive License Agreement
                     between The Regents of the University of California and the
                     Company for Angiogenic Gene Therapy for Congestive Heart
                     Failure, dated April 23, 1999.
  10.46 (6)          Form of Purchase Agreement completed in connection with the private placement of August 11, 1999.
  10.47 (8)(3)       1998 Stock Incentive Plan Forms of Notice of Grant for
                     Non-Employee Directors.
  10.48 (8)(3)       1998 Stock Incentive Plan Form Stock Option Agreement for
                     Non-Employee Directors.
  10.49 (7)(3)       1998 Stock Incentive Plan Form Stock Purchase Agreement for
                     Non-Employee Directors.
  10.50 (7)          Letter Agreement between the Company and Veterans Medical
                     Research Foundation, dated March 31, 1999.
  10.51 (9)          Exclusive Patent License Agreement between the University
                     of Texas System and the Company, dated August 23, 2000;
                     excluding certain attachments containing information which is considered not material to an investment decision and is otherwise discussed in the agreement; they will be provided supplementally to the Commission upon request.
  10.52              Option agreement between The Regents of the University of
                     California and the Company for hCdc5 Regulation of G2
                     Progression and Mitotic Entry, dated January 10, 2001;
                     excluding certain attachments containing information which is considered not material to an investment decision and is otherwise discussed in the agreement; they will be provided supplementally to the Commission upon request.
  23.1               Consent of Ernst & Young LLP, Independent Auditors.
  24.1               Power of Attorney (included under the caption
                     "Signatures").

(1) Incorporated by reference to exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed on August 6, 1998.
(2) Incorporated by reference to the same numbered exhibits (unless otherwise indicated) filed with our Registration Statement on Form S-1, File No. 333-51029, as amended.
(3)      Management contract or compensation plan.
(4) Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 10, 1998.
(5) Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on July 23, 1999.
(6) Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed on October 22, 1999.
(7) Incorporated by reference to the exhibits filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 27, 2000.
(8) Incorporated by reference to the exhibits filed with our Registration Statement on Form S-8, File No. 333-40972, filed on July 7, 2000.
(9) Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.