Form 10-Q
period 2001-03-31
COLLATERAL THERAPEUTICS INC
filed 2001-05-15
CIK 1060329

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 000-24505

COLLATERAL THERAPEUTICS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-0661290
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

11622 El Camino Real, San Diego, California (Address of principal executive offices)	92130 (ZIP Code)

Registrant’s telephone number, including area code:	858-794-3400

Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                    Yes    ☒                           No     ☐

As of May 4, 2001, Registrant had 13,235,007 shares of its common stock outstanding.

Collateral Therapeutics, Inc.

COLLATERAL THERAPEUTICS, INC. STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2001	2000
	(Unaudited)
Revenues under collaborative research and development agreement with a related party	$1,026,000	$584,202

Operating Expenses:
Research and development	3,335,483	2,865,916
General and administrative	1,697,554	1,478,957
Total operating expenses	5,033,037	4,344,873
Loss from operations	(4,007,037)	(3,760,671)
Interest income	391,299	589,687
Interest expense	(28,688)	(27,335)
Net loss	$(3,644,426)	$(3,198,319)

Net loss per share (basic and diluted)	$(0.28)	$(0.25)

Weighted average shares used in computing net loss per share (basic and diluted)	13,215,377	12,944,697

See Accompanying Notes to Financial Statements.

COLLATERAL THERAPEUTICS, INC. BALANCE SHEETS

	March 31,	December 31,
	2001	2000
Assets	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$8,327,144	$10,308,244
Short-term investments	14,352,285	16,857,935
Receivable from a related party	1,026,000	-
Prepaid expenses	200,724	339,763
Other current assets	392,786	536,623
Total current assets	24,298,939	28,042,565
Restricted cash - noncurrent	272,600	272,600
Other assets	163,949	200,126
Property and equipment, net	4,242,186	3,053,158
Total Assets	$28,977,674	$31,568,449

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,096,045	$580,189
Accrued compensation and benefits	959,376	1,217,004
Accrued expenses	902,592	380,553
Notes payable to a related party, including accrued interest	706,833	697,457
Notes payable, current portion	325,142	321,725
Total current liabilities	3,989,988	3,196,928

Notes payable, net of current portion	335,420	426,447

Stockholders' equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none outstanding;	-	-
Common stock, par value $.001; 40,000,000 shares authorized;13,232,965 and 13,197,112 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	13,233	13,197
Additional paid-in capital	57,668,113	57,495,792
Deferred compensation	(85,554)	(189,027)
Accumulated other comprehensive income	123,034	47,246
Accumulated deficit	(33,066,560)	(29,422,134)
Total stockholders' equity	24,652,266	27,945,074
Total Liabilities and Stockholders' Equity	$28,977,674	$31,568,449

Note:	The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements.

COLLATERAL THERAPEUTICS, INC. STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2001	2000
	(Unaudited)
Operating activities:
Net loss	$(3,644,426)	$(3,198,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	265,942	222,103
Stock compensation	82,289	306,340
Changes in operating assets and liabilities:
Receivable from a related party	(1,026,000)	-
Prepaid expenses and other current assets	282,876	(117,971)
Accounts payable and accrued expenses	789,643	(452,274)
Deferred revenue	-	415,798
Other	47,745	(19,854)
Net cash used in operating activities	(3,201,931)	(2,844,177)

Investing activities:
Purchases of property and equipment	(1,454,970)	(34,038)
Purchase of short-term investments	(3,430,131)	-
Proceeds from maturities of short-term investments	6,000,000	4,000,000
Net cash provided by investing activities	1,114,899	3,965,962

Financing activities:
Proceeds from issuance of common stock	193,542	196,114
Payments on notes payable to bank	(87,610)	(55,556)
Net cash provided by financing activities	105,932	140,558

Net increase (decrease) in cash and cash equivalents	(1,981,100)	1,262,343

Cash and cash equivalents at beginning of period	10,308,244	17,897,563
Cash and cash equivalents at end of period	$8,327,144	$19,159,906

See Accompanying Notes to Financial Statements.

COLLATERAL THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS

1.          Organization and Basis of Presentation

Organization and Business

             Collateral Therapeutics, Inc. is focused on the discovery and development of non-surgical gene therapy products for the potential treatment of cardiovascular diseases, including coronary artery disease, peripheral vascular disease, congestive heart failure and heart attack.  We currently intend to focus on research and development of products while leveraging our technology through the establishment of product development, manufacturing and marketing collaborations with select pharmaceutical and biotechnology companies.  Collateral was incorporated in California on April 3, 1995 and reincorporated in Delaware on May 28, 1998.

Interim Condensed Financial Statements

             The balance sheet as of March 31, 2001 and the statements of operations and cash flows for the three months ended March 31, 2001 and 2000 are unaudited.  In the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.  Interim results are not necessarily indicative of the results to be expected for the full year.  As these are condensed financial statements, you should also read the financial statements and footnotes contained in our latest Form 10-K.

2.          Comprehensive Loss

             Total comprehensive loss was $3,568,639 and $3,238,808 for the three months ended March 31, 2001 and 2000, respectively.

3.          Net Loss Per Share

              Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding.  Equivalent shares arising from outstanding stock options have not been included in the computation of net loss per share as their effect would be anti-dilutive.

4.          Subsequent Event

             In April 2001, Collateral provided loans of $300,000 each to four persons, each of whom is a principal stockholder and/or officer of Collateral.  The loans are secured by pledges of certain stock and stock options of Collateral.  The loans bear interest at the prevailing call money rate and are due in full in two years.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

             This information should be read in conjunction with the financial statements and the related notes included in Item 1 of this quarterly report on Form 10-Q and the audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K for the year ended December 31, 2000.  See “Risks and Uncertainties” for a discussion of factors we believe could cause reported financial information not to be necessarily indicative of future results.  We are not obligated to publicly release the results of any revisions to forward-looking statements to reflect events and circumstances arising after the date this report is filed.

Overview

             Collateral is focused on the discovery and development of non–surgical gene therapy products for the treatment of cardiovascular diseases, including coronary artery disease, peripheral vascular disease, congestive heart failure and heart attack.  Our initial non-surgical gene therapy product candidates are designed to promote and enhance angiogenesis, a natural biological process that results in the growth of additional blood vessels which can carry blood flow to oxygen–deprived tissues.  We currently intend to continue to focus on research and development of products, while leveraging our technology through the establishment of product development, manufacturing and marketing collaborations with select pharmaceutical and biotechnology companies.

             In May 1996, we entered into a strategic collaboration with Schering AG, directed to gene therapy products for the promotion and enhancement of angiogenesis.  Schering AG has made equity investments in Collateral in connection with this collaboration agreement and provided funding for certain research and development activities.  Since inception, we have also conducted research in the area of non-surgical cardiovascular gene therapy that is not funded by our collaboration with Schering AG.  Accordingly, our operating expenses have increased and have exceeded revenues each year.  Losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies and from administrative costs required to support our efforts, to the extent our costs were not covered by the Schering AG collaboration.  Under our agreement with Schering AG, we are to receive funding for certain research and development activities until May 2001.  Our expenses and losses are expected to trend upward as we continue our research and development efforts, and would be expected to further increase with expanded product development and/or commercialization efforts.

Results of Operations

Three Months Ended March 31, 2001 and 2000

             Collateral reported revenues of $1.0 million for the three months ended March 31, 2001 compared to revenues of $0.6 million for the comparable quarter in 2000.  Revenues in 2001 reflected research and development support, which included reimbursement for certain expenses that were incurred prior to the quarter, under our collaboration agreement with Schering AG.

             Research and development expenses for the three months ended March 31, 2001 rose to $3.3 million from $2.9 million for the three months ended March 31, 2000.  In order to strengthen Collateral's internal development capabilities, we are expanding our research and development center.  This has led to increasing personnel costs, laboratory supplies and rent expense.  These increases have been partially offset by lower stock compensation costs and amounts due under license agreements.

             General and administrative expenses were $1.7 million for the three months ended March 31, 2001 compared to $1.5 million for the three months ended March 31, 2000.  The increase was mainly due to higher personnel costs to support our research and development efforts.

             Interest income decreased to $0.4 million for the three months ended March 31, 2001 compared to $0.6 for the three months ended March 31, 2000.  This decrease was primarily due to lower average cash and investment balances coupled with lower interest rates in the first quarter of 2001.

Liquidity and Capital Resources

             From inception through March 31, 2001, we have primarily financed our operations through the private and public offering of our equity securities and collaborative research and development revenues from Schering AG.  We have raised $31.3 million in net proceeds from a private placement of equity securities, $13.0 million in net proceeds from our initial public offering of our common stock and aggregate net proceeds of $9.7 million from other private sales of equity securities.  As of March 31, 2001, Schering AG has paid us an aggregate of $26.8 million, of which $21.1 million was for research and development support and milestone payments and $5.7 million for equity investments.

             Collateral had a bank loan of $0.5 million as of March 31, 2001.  We are making monthly principal payments of $18,500 plus interest on the bank loan, which matures in April 2003.  The loan bears interest at prime plus 1.25% (9.25% at March 31, 2001) and is secured by certain equipment and furniture.  The loan is subject to certain covenants including minimum working capital levels and the requirement that we must obtain the lender’s consent for certain additional indebtedness.  Collateral had an equipment loan of $0.2 million as of March 31, 2001.  The loan bears interest at 10.17% and is secured by certain equipment.  As of March 31, 2001, Collateral had loans from Schering AG of $0.7 million, including principal and interest, which are due and payable upon demand.  The loans consist of two promissory notes issued in 1995 to fund operations.  The notes bear interest at 1% below the prime rate (7.0% at March 31, 2001) and are secured by our assets, except for equipment and furniture pledged on a first priority basis under our bank loan or equipment loan.  In May 2001, Collateral signed an agreement for an equipment financing loan of $2.1 million.  This loan will be used to purchase new equipment primarily for the research and development center expansion.  The loan will be secured by equipment and will be repaid monthly over a four-year term.

             At March 31, 2001, cash, cash equivalents and short-term investments were $22.7 million compared to $27.2 million at December 31, 2000.   Decreases in cash, cash equivalents and short-term investments were primarily due to research and development expenses and general and administrative expenses not funded under our collaboration with Schering AG.   Under our collaboration, Schering AG currently reimburses certain expenses for GENERX™ and GENVASCOR™.  Two additional product opportunities have also been submitted to Schering AG; however, agreement has not yet been reached regarding these additional product opportunities.  We generally invest excess cash in high credit quality debt instruments of corporations and financial institutions.  Working capital decreased by $4.5 million to $20.3 million for the quarter ended March 31, 2001.  This decrease is primarily due to cash of $3.2 million used for operating activities and $1.2 million used for the expansion of our research and development center.  We expect to incur additional costs relating to the research center expansion in the second quarter of 2001.

             We have entered into certain technology license agreements related to our methods of gene therapy, therapeutic genes and gene delivery vectors.  To retain certain licensing rights under these cancelable agreements, we anticipate that we may be required to make aggregate payments of approximately $0.6 million through the remainder of 2001.

             Our core technologies are focused on the development of non-surgical cardiovascular gene therapy products that promote angiogenesis, enhance myocardial adrenergic signaling or promote heart muscle regeneration.  We have in-licensed certain technology covering methods of gene therapy and therapeutic genes for use with our methods of gene therapy.  We have currently designated one gene, fibroblast growth factor-4, licensed from New York University, for use in the development of two angiogenic gene therapy products: (1) GENERX™, a non-surgical angiogenic gene therapy product designed as a treatment for patients with stable exertional angina due to coronary artery disease, and (2) GENVASCOR™, a non-surgical angiogenic gene therapy product designed as a treatment for patients with peripheral vascular disease.  Collateral and Berlex Laboratories, the U.S. affilaite of schering AG, recently announced the completion of the phase 1/2 clinical trial of GENERX™.  Upon any successful commercialization of these two angiogenic gene therapy products using this designated gene, the total financial milestone obligations, licensing fees and other related amounts payable by us under license agreements with New York University, covering the use of the fibroblast growth factor-4 gene, and the University of California, covering certain technology relating to methods of gene therapy, could total up to $5.3 million.  This amount includes $1.8 million which we have paid through March 31, 2001.  In addition, upon any successful commercialization of these products, we would be required under the license agreements to make royalty payments on worldwide net sales of products that utilize this gene.

             In addition to GENERX™ and GENVASCOR™, we have two other non-surgical angiogenic gene therapy product candidates, GENEVX™ and GENECOR™, which are progressing through our preclinical research.  The angiogenic genes to be designated by us for use in development of GENEVX™ and GENECOR™ will not be finalized until we have progressed further in our evaluation process.  We are also conducting preclinical studies for CORGENIC™, a product candidate based on our myocardial adrenergic signaling technology in order to support a potential investigational new drug application.  Based on our current agreements covering in-licensed technology, if our non-surgical cardiovascular gene therapy products are successfully commercialized, our total financial obligations pursuant to licensing agreements with respect to all five of our products which are currently beyond the research stage could range from between $7.7 million to $9.5 million, of which $2.7 million has been paid through March 31, 2001.  Our financial obligations will vary depending on the selections of therapeutic genes for use in our gene therapy products.  However, these amounts could be significantly increased or decreased depending on the outcome of our research and commercialization activities pursuant to the collaboration with Schering AG and/or the outcome of our internally-funded research.  In addition, we would be required to pay a royalty on worldwide net sales of products that utilize in–licensed technology.  In August 2000, we entered into an agreement with the University of Texas to exclusively license certain human genes and to sponsor additional research focused on cardiac cell differentiation.  We will pay licensing fees and royalties based on worldwide sales of products that Collateral may develop based on technology licensed under the agreement.  Under this agreement, we agreed to pay up to $1.0 million for research support and licensing fees, excluding royalties, of which $0.5 million has been paid.  The information set forth above with respect to potential fees payable by us for in-licensed technology involves many variables and is subject to a high degree of potential variation.  We may also be required to obtain license rights to other methods of gene therapy, therapeutic genes and/or vectors based on our product development and commercialization requirements.

             To date, substantially all revenue received by us has been from our collaboration with Schering AG, and we expect that substantially all revenue for the next several years would come from this and/or other potential collaborations.  However, we may not be able to extend the Schering arrangement or establish other collaborations on acceptable terms, if at all, or assure that current or future collaborations will be successful and provide adequate funding to meet our needs.  Schering AG also currently reimburses us for research and development expenses related to certain angiogenic gene therapy products and for certain related administrative expenses under our agreement which ends in May 2001.  We expect to incur increases in operating expenses over the next two years as we accelerate our research and development activities and potentially initiate or expand other product development activities and collaborations.  We may also elect or need to purchase additional technologies or enter into other corporate transactions which may require substantial cash outlays.  Increases in operating expenses will include, but are not limited to, increased personnel costs, rent, payments to research institutions and consultants, supplies and other costs resulting from operating our facilities, as well as expenses associated with other product development and/or commercialization activities that we undertake.  To the extent these costs are incurred in fields other than angiogenic gene therapy or are otherwise not reimbursable under our current or any new arrangement with Schering AG, we currently intend to use our available cash and future debt or equity financings to cover such expenses.

             Based on our current business strategy, the development of non-surgical cardiovascular gene therapy products will require our continued commitment of substantial resources to conduct research, preclinical studies and clinical trials, and to augment quality control, regulatory and administrative capabilities.  Our future capital requirements will depend on many factors, including the pace of scientific progress in our research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the costs of any potential litigation or other dispute resolution, competing technological and market developments, our dependence on third parties for activities related to the development and commercialization of our potential products (including our need to establish additional collaborations and potential changes to our existing collaboration with Schering AG), the cost of third-party manufacturing arrangements and the effectiveness of our product commercialization activities.  We believe that our available cash and anticipated sources of funding from Schering AG will be adequate to satisfy our anticipated capital requirements through at least the next twelve months.  We expect that we will seek any additional capital needed to fund our operations through new collaborations, the extension of our existing collaboration, or through public or private equity or debt financings.  We may not be able to obtain additional financing on acceptable terms if at all.  Any inability to obtain additional financing could have a material adverse effect on us.  In addition, so long as certain debt remains outstanding, we must obtain creditors’ consents for certain additional indebtedness.

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

             We formed Collateral in 1995 and have only a limited operating history to review in evaluating our business and prospects.  We have incurred operating losses since our inception in 1995.  As of March 31, 2001, our accumulated deficit was approximately $33.1 million.  We expect to incur additional losses for the foreseeable future.  We also expect our losses to increase as our research and development efforts and clinical trials progress.

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

             If we need additional funds and are unable to raise them, we would have to curtail or cease operations.

             We will need substantial additional resources to develop our products.  Our future capital requirements will depend on many factors, including:

•	the pace of scientific progress in our research and development programs,
•	the magnitude of our research and development programs,
•	the scope and results of preclinical studies and clinical trials,
•	the time and costs involved in obtaining regulatory approvals,
•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims,
•	the costs involved in any potential litigation,
•	competing technological and market developments,
•	the willingness and ability of third parties such as Schering AG to support the development and commercialization of our potential products,
•	changes to our existing collaborations and our potential need to establish additional collaborations or other strategic relationships,
•	the cost of manufacturing, and
•	the effectiveness of our commercialization activities.

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

             Our potential products are in the early stages of development.  Either we or a collaborative partner must undertake the time-consuming and costly processes of completing development and testing for each of our potential products.  To date, only one of our potential products, GENERX™, has advanced to clinical trials, and those trials are not yet complete.  Our other potential products have not yet advanced to clinical trials, and it is uncertain whether we or a collaborative partner will be able to complete product development.

             There are many reasons that our potential products may not advance beyond early-stage testing, including the possibility that:

•	our potential products may be ineffective, unsafe or associated with unacceptable side effects;
•	our potential products may be too expensive to develop or manufacture;
•	our collaborators may withdraw support for or otherwise impair the development and commercialization of our potential products;
•	others may hold or acquire proprietary rights that could prevent us or our collaborators from developing our products; or
•	others may develop equivalent or superior products.

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

             Many factors can adversely affect clinical trials.  For example, clinical trials are often conducted with patients who have the most advanced stages of disease.  During the course of treatment, these patients can die or suffer other adverse events for reasons that may or may not be related to the proposed product being tested.  For instance, as reported in December 1999, the death of a patient enrolled in the Phase 1/2 trial for GENERX™, which occurred approximately five months after the one-time product administration, was determined to have been unlikely to be causally related to the therapy.  However, even if unrelated to our product, such events can nevertheless adversely impact our clinical trials.  As a result, our ability to ultimately develop and market the products and obtain revenues would suffer.

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

             In addition, our ability to complete clinical trials depends on many factors, including obtaining adequate clinical supplies and having a sufficient rate of patient recruitment.  For example, patient recruitment is a function of many factors, including:

•	the size of the patient population,
•	the proximity of patients to clinical sites,
•	the eligibility criteria for the trial,
•	the perceptions of investigators and patients regarding safety, and
•	the availability of other treatment options.

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

             Our collaborative partners may have or acquire rights to control aspects of our product development and clinical programs.  For example, Schering AG currently controls the planning and implementation of product development and clinical programs related to certain angiogenic gene therapy products, including our lead product candidate GENERX™.   As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate.  In addition, if any problems or delays occur in the conduct of our clinical trials, or if Schering AG or any other collaborative partner that we depend upon were to withdraw support for our products or otherwise impair their development, our business could be negatively affected.

Risks Related to Patents and Proprietary Information

             If our products are not effectively protected by valid issued patents or if we are not otherwise able to protect our proprietary information it could harm our business.

             Our business success will depend in part on our ability and that of our licensors to:

•	obtain patent protection for our methods of gene therapy, therapeutic genes and/or gene-delivery vectors both in the U.S. and in other countries with substantial markets,
•	defend patents once obtained,
•	maintain trade secrets and operate without infringing upon the patents and proprietary rights of others, and
•	obtain appropriate licenses to patents or proprietary rights held by others with respect to our technology, both in the U.S. and in other countries with substantial markets.

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

             We do not know whether our or our licensors’ pending patent applications will result in the issuance of patents.  In addition, issued patents may be subjected to proceedings limiting their scope, may be held invalid or unenforceable, or may otherwise provide insufficient proprietary protection or commercial advantage.  Changes in patent laws may also adversely affect the scope of our patent protection and our competitive situation.

             Due to the significant time lag between the filing of patent applications and the publication of such patents, we cannot be certain that we were or our licensor was the first to file such patent applications.  In addition, a number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business.  Some of these technologies, applications or patents may conflict with our or our licensors’ technologies or patent applications.  A conflict could limit the scope of the patents, if any, that we or our licensors may be able to obtain or result in denial of our or our licensors’ patent applications.  If patents that cover our activities are issued to other companies, we cannot be sure that we could develop or obtain alternative technology.

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

             We expect to rely on collaborative partners to develop and/or market our products.  As a result, we may depend on collaborators to perform some or all of the following activities:

•	fund preclinical studies,
•	fund clinical development,
•	obtain regulatory approvals, and
•	manufacture and market any successfully developed products.

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

             Disputes may arise with our collaborators about who has ownership rights to any technology developed.  These disputes could have the following results:

•	delay achievement of milestones or receipt of milestone payments,
•	adversely affect collaborative research, development and commercialization of potential products, or
•	lead to litigation or arbitration.

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

             We have entered into a research and development collaboration with Schering AG in the field of angiogenic gene therapy.  Under this agreement, Schering AG has the following rights that could adversely affect the development of potential products under our collaboration:

•	discretion to pursue or not to pursue any development programs with us,
•	the right to terminate the agreement at any time if we materially breach the agreement or on 60 days written notice subject to the payment of a termination fee, and
•	the right to terminate the agreement upon 90 days written notice, without payment of a termination fee, if a competitor of Schering AG or us acquires substantially all of our assets or 49% or more of our voting stock.

             We cannot be certain that this collaboration will continue or will be successful.

             We effectively rely on our collaboration with Schering AG for significant funding of our angiogenic gene therapy research efforts.  We cannot be certain Schering AG will continue to fund this research, especially if they develop competitive products.  The initial term of our agreement as it relates to research and development funding is due to end in May 2001.  In addition, if Schering AG  terminated clinical development of our products, we may have to fund clinical trials, product development and commercialization ourselves by using additional resources or by scaling back or terminating other research and development programs.  We also may need to seek alternative collaborations or financing sources or sell or license rights to some of our proprietary technology that we consider valuable to our business.  If Schering AG withdraws support, we may be unable to complete our product development programs.

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

             Further, our manufacturers may experience a variety of problems in manufacturing our products, including:

•	an inability to manufacture commercial quantities of our products on a cost-effective basis,
•	non-compliance with current Good Manufacturing Practices mandated by the FDA or by any other regulatory authority,
•	manufacturing or quality control problems, or
•	an inability to obtain or maintain the governmental licenses and approvals required to manufacture our products.

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

             Our products may not be commercially successful because physicians and patients may not accept them.

             Our success will depend on the market acceptance of our products.  The degree of market acceptance will depend upon a number of factors, including:

•	the receipt and scope of regulatory approval,
•	the establishment and demonstration in the medical community of the safety and effectiveness of our products and their potential advantages over other treatments, and
•	reimbursement policies of government and healthcare payors.

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

             The market prices and trading volumes for securities of emerging companies in our industry have historically been highly volatile and have experienced significant fluctuations. These fluctuations may be unrelated or disproportionate to the operating performance of companies.  Our common stock has been publicly traded since July 1998.  As of March 31, 2001, our common stock has traded as low as $2.875 per share and as high as $50.125 per share.  In addition to factors related to the volatility of our industry and the stock market, the market price of our common stock may be affected by announcements regarding:

•	results of research in our laboratories or in other laboratories,
•	technological innovations or new products introduced by us or by competitors,
•	development testing and clinical trial progress of our own or our competitors’ product candidates,
•	changes in government regulations or their implementation,
•	developments concerning our own or competitors’ proprietary rights,
•	litigation or other adverse proceedings,
•	public perception regarding the safety of our products or of gene therapy in general, or
•	securities analysts’ expectations or other financial factors.

             Since our common stock is thinly traded, its price can also fluctuate significantly as a result of sales of a relatively large number of shares of our common stock or the perception that these sales could occur.  Such sales also might make it more difficult for us to sell equity securities in the future at a price we deem appropriate.

             Our charter and bylaws contain provisions that may prevent transactions that could be beneficial to stockholders.

             Our charter and bylaws restrict how our stockholders can act to affect us.  For example:

•	Our stockholders can only act at a duly-called annual or special meeting and they may not act by written consent;
•	Special meetings can only be called by our chief executive officer, president, or chairman of the board or by our president or secretary at the written request of a majority of the board of directors; and
•	Stockholders also must give advance notice to the secretary of any nominations for director or other business to be brought by stockholders at any stockholders’ meeting.

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

             There are a number of potential gene therapies, cell therapy treatments and angiogenic protein infusion therapies which could compete with our potential products.  Our products would also be forced to compete with drugs or other pharmaceutical products.  In addition, a number of new surgical procedures could compete with our potential products, including:

•	catheter-based treatments such as balloon angioplasty, atherectomy and coronary stenting, and
•	laser-based systems to stimulate angiogenesis in the heart.

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

             We and our collaborators are subject to extensive government regulation.  The FDA and other regulatory authorities require rigorous preclinical testing, clinical trials and other product approval procedures.  As gene therapy has come under increased scrutiny in the U.S. and elsewhere, the risk increases that changes in regulatory policies or procedures could slow or block the development and/or clinical testing of potential gene therapy products such as our own.  In addition, the testing of potential therapeutic products such as gene therapy products typically involves the use of preclinical animal models.  To the extent that such activities elicit adverse attention or increased regulation, our business could be harmed by slowing or interrupting our product development activities.

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

             The efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect our business and financial condition as a biotechnology company.  In the U.S., government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new products approved for marketing by the FDA.  These cost containment efforts are currently increasing in response to recent initiatives to reform healthcare delivery.  As managed care organizations continue efforts to contain health care costs, we believe these organizations may attempt to restrict the use of or limit coverage and reimbursements for new products such as those being developed by us.  Internationally, where national healthcare systems are prevalent, little if any funding may be available for new products, and cost containment and cost reduction efforts can be more pronounced than in the U.S.  These cost controls may have a material adverse effect on our revenues and profitability and may affect our ability to raise additional capital in a number of ways, including:

•	decreasing the price we, or any of our partners or licensees, receive for any of our products,
•	preventing the recovery of development costs, which could be substantial, and
•	minimizing profit margins.

             Further, our commercialization strategy depends on our collaborators.  As a result, our ability to commercialize our products and realize royalties may be hindered if cost control initiatives adversely affect our collaborators.

             SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS

             We are a development stage company with products in the early stages of development.  As a result, a substantial number of statements contained in this quarterly report on Form 10-Q and the 1999 annual report on Form 10-K, including without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, may constitute forward-looking statements.  Such forward–looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, those discussed under the caption "Risks and Uncertainties" as well as those factors addressed in our annual report on Form 10-K filed with the Securities and Exchange Commission.  Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements.  We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the date hereof.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

             As of March 31 2001, we had cash and cash equivalents and short-term investments of $22.7 million.  We invest our excess cash in high credit quality debt instruments of corporations and financial institutions.  These investments are not held for trading or other speculative purposes.  Generally, our investments mature in less than 18 months.  Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments.

             At March 31, 2001 we had an outstanding bank loan of $0.5 million.  This loan bears interest at prime plus 1.25% (9.25% at March 31, 2001).  We pay monthly principal payments of $18,500 plus interest on the bank loan, which payments extend through April 2003.  We also had outstanding loans from Schering AG of $0.5 million.  These loans bear interest at 1% below the prime rate (7.00% at March 31, 2001).  Principal and interest on these loans are due and payable upon demand.

             A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not be considered to materially affect the fair value of our interest sensitive financial instruments.  Declines in interest rates over time will, however, reduce our investment income while increases in interest rates over time will increase our interest expense.  We are not directly exposed to risks for changes in foreign currency exchange rates, commodity prices, or any other market rates.

             PART II—OTHER INFORMATION

Item 6.              Exhibits and Reports on Form 8-K.

             (a)         Exhibits.

3.1	Incorporated by reference to the Second Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 to the Form 10-Q for the quarter ended June 30, 1998, filed on August 6, 1998.
3.2	Incorporated by reference to the Restated Bylaws of the Company filed as Exhibit 3.4 to Registration Statement No. 333-51029 on Form S-1 filed on April 24, 1998, as amended.
10.1	Option agreement between The Regents of the University of California and the Company for hCdc5 Regulation
of G2 Progression and Mitotic Entry, dated January 10, 2001; excluding certain attachments containing information which is considered not material to an investment decision and is otherwise discussed in the agreement; they will be provided supplementally to the Commission upon request.  Incorporated by reference to
Exhibit 10.52 of the Form 10-K for the year ended December 31, 2000 filed on March 30, 2001.

             (b)        Reports on Form 8-K.

None reported.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned.

COLLATERAL THERAPEUTICS, INC.

Date: May 15, 2001	/s/Christopher J. Reinhard
Christopher J. Reinhard
President
Chief Operating and Financial Officer
(Principal Financial and Accounting Officer)