Form 10-Q
period 2001-06-30
COLLATERAL THERAPEUTICS INC
filed 2001-08-14
CIK 1060329

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /x/  No / /

    As of August 6, 2001, Registrant had 13,260,879 shares of its common stock outstanding.

Collateral Therapeutics, Inc.

INDEX

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Statements of Operations	2
	Balance Sheets	3
	Statements of Cash Flows	4
	Notes to Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
PART II—OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 6.	Exhibits and Reports on Form 8-K	26
SIGNATURES		27

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

COLLATERAL THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Revenues under collaborative research and development agreement with a related party	$185,000	$822,003	$1,211,000	$1,406,205
Expenses:
Research and development	3,452,344	2,666,357	6,787,827	5,532,273
General and administrative	1,531,562	1,961,663	3,229,116	3,440,620

Total operating expenses	4,983,906	4,628,020	10,016,943	8,972,893

Loss from operations	(4,798,906)	(3,806,017)	(8,805,943)	(7,566,688)
Interest income	306,606	569,855	697,905	1,159,542
Interest expense	(31,221)	(27,297)	(59,909)	(54,632)

Net loss	$(4,523,521)	$(3,263,459)	$(8,167,947)	$(6,461,778)

Net loss per share (basic and diluted)	$(0.34)	$(0.25)	$(0.62)	$(0.50)

Weighted average shares used in computing net loss per share
(Basic and diluted)	13,233,170	13,012,463	13,223,746	12,975,105

See Accompanying Notes to Financial Statements

COLLATERAL THERAPEUTICS, INC.
BALANCE SHEETS

	June 30, 2001	December 31, 2000
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$3,875,393	$10,308,244
Short-term investments	13,357,111	16,857,935
Prepaid expenses	216,210	339,763
Other current assets	432,226	536,623

Total current assets	17,880,940	28,042,565
Restricted cash — noncurrent	272,600	272,600
Other assets	322,459	200,126
Property and equipment, net	5,476,984	3,053,158

Total Assets	$23,952,983	$31,568,449

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,332,028	$580,189
Accrued compensation and benefits	1,165,201	1,217,004
Accrued expenses	451,773	380,553
Notes payable to a related party, including accrued interest	714,590	697,457
Note payable, current portion	491,335	321,725

Total current liabilities	4,154,927	3,196,928
Note payable, net of current portion	809,012	426,447
Stockholders' equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none outstanding;	—	—
Common Stock, par value $.001; 40,000,000 shares authorized; 13,244,702 and 13,197,112 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively.	13,245	13,197
Additional paid-in capital	57,698,224	57,495,792
Deferred compensation	(21,849)	(189,027)
Notes receivable secured by common stock	(1,220,250)	—
Accumulated other comprehensive loss	109,755	47,246
Accumulated deficit	(37,590,081)	(29,422,134)

Total stockholders' equity	18,989,044	27,945,074

Total Liabilities and Stockholders' Equity	$23,952,983	$31,568,449

Note:  The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

COLLATERAL THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2001	2000
	(Unaudited)
Operating activities:
Net loss	$(8,167,947)	$(6,461,778)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	711,846	447,422
Stock compensation	129,121	486,785
Issuance of notes receivable secured by common stock	(1,200,000)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	227,950	152,554
Accounts payable and accrued expenses	788,389	(294,311)
Deferred revenue	—	593,795
Other	(96,260)	(216,411)

Net cash used in operating activities	(7,606,901)	(5,291,944)

Investing activities:
Purchases of property and equipment	(3,135,672)	(148,405)
Purchases of short-term investments	(4,457,991)	—
Proceeds from maturities of short-term investments	7,975,000	4,500,000

Net cash provided by investing activities	381,337	4,351,595

Financing activities:
Proceeds from issuance of common stock	240,537	349,977
Proceeds from notes payable	758,687	—
Payments on notes payable	(206,511)	(111,111)

Net cash provided by financing activities	792,713	238,866

Net decrease in cash and cash equivalents	(6,432,851)	(701,483)
Cash and cash equivalents at beginning of period	10,308,244	17,897,563

Cash and cash equivalents at end of period	$3,875,393	$17,196,080

Supplementary cash flow disclosure:
Non-cash financing activities:
Repurchase of common stock in exchange for cancellation of note receivable secured by common stock	$—	$185,000

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

Interim Condensed Financial Statements

    The balance sheet as of June 30, 2001, the statements of operations for the three and six months ended June 30, 2001 and 2000 and the statements of cash flows for the six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results to be expected for the full year. As these are condensed financial statements, you should also read the financial statements and footnotes contained in our latest Form 10-K.

2. Comprehensive Loss

    Total comprehensive loss was $4,536,799 and $8,105,438 for the three and six months ended June 30, 2001 and $3,238,746 and $6,477,554 for the three and six months ended June 30, 2000.

3. Net Loss Per Share

    Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding. Equivalent shares arising from outstanding stock options have not been included in the computation of net loss per share as their effect would be anti-dilutive.

4. Related Party Transaction

    In April 2001, Collateral provided loans of $300,000 each to four persons, each of whom is a principal stockholder and/or officer of Collateral. The loans are secured by pledges of certain stock and stock options of Collateral. The loans bear interest at the prevailing call money rate and are due in full in two years.

5. Subsequent Event

    In August 2001, Collateral received a $4.0 million payment from its development partner, Schering AG, for the clinical advancement of Collateral's non-surgical angiogenic gene therapy product candidates, GENERX™ and GENVASCOR™

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This information should be read in conjunction with the financial statements and the related notes included in Item 1 of this quarterly report on Form 10-Q and the audited financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations

contained in our annual report on Form 10-K for the year ended December 31, 2000. See "Risks and Uncertainties" for a discussion of factors we believe could cause reported financial information not to be necessarily indicative of future results. We are not obligated to publicly release the results of any revisions to forward-looking statements to reflect events and circumstances arising after the date this report is filed.

Overview

    Collateral is focused on the discovery and development of non-surgical gene therapy products for the treatment of cardiovascular diseases, including coronary artery disease, peripheral vascular disease, congestive heart failure and heart attack. Our initial non-surgical gene therapy product candidates are designed to promote and enhance angiogenesis, a natural biological process that results in the growth of additional blood vessels which can carry blood flow to oxygen-deprived tissues. We intend to continue to focus on research and development of cardiovascular products, while leveraging our technology through the establishment of product development, manufacturing and marketing collaborations with select pharmaceutical and biotechnology companies. We currently have two angiogenic gene therapy product candidates, GENERX™ and GENVASCOR™, which are advancing in clinical studies supported by our development partner, Schering AG, based on the human Fibroblast Growth Factor-4 (FGF-4) gene. We are currently considering the independent commercial development of a third non-surgical angiogenic gene therapy product candidate, GENEVX™, for the potential treatment of ischemic heart disease based on the Vascular Endothelial Growth Factor-145 (VEGF-145) gene. In addition, with the successful advancements of our non-surgical angiogenic gene therapy candidates, we are also evaluating other ways to further leverage our knowledge and development expertise in the field of cardiovascular medicine which could include the external acquisition of registered brand-name specialty cardiovascular pharmaceutical products to potentially accelerate the generation of revenue opportunities for Collateral.

    Our lead product candidate, GENERX™, is a non-surgical angiogenic gene therapy which is being developed as a potential treatment for patients with stable exertional angina. According to the American Heart Association, angina affects approximately 6.2 million Americans. GENERX™ is now being evaluated in a worldwide clinical development program by our development partner Schering AG. The objective of these clinical trials will be to establish definitive proof of safety and efficacy of GENERX™ in large-scale patient populations. The GENERX™ clinical development program, which seeks to enroll up to about 1,000 patients, is intended to include two pivotal Phase 2b/3 clinical trials, one in the U.S. and one in Europe. Upon completion, it is expected that results of these studies, along with data from other development activities, could be used to support a marketing application for product registration to the U.S. Food and Drug Administration (FDA) and the European Agency for the Evaluation of Medicinal Products (EMEA). Under our collaboration, license and royalty agreement with Schering AG, either Schering AG or its affiliates would be responsible for manufacturing clinical materials as well as for conducting and funding these clinical trials. Upon the successful commercial development of GENERX™ under our agreement with Schering AG, we would receive a royalty on sales of GENERX™ ranging from 15% to 20% depending on cost of goods and overall sales levels.

    Our second product candidate, GENVASCOR™, a non-surgical angiogenic gene therapy designed for the potential treatment of patients with peripheral vascular disease, is advancing to Phase 1/2 clinical trials which seek to enroll up to 130 patients at ten major European medical centers in six countries. The objective of these clinical trials will be to evaluate the therapeutic potential and safety of GENVASCOR™. Under our collaboration, license and royalty agreement with Schering AG, either Schering AG or its affiliates would be responsible for manufacturing clinical material and for conducting and funding these clinical trials. Upon the successful commercial development of GENVASCOR™ under our agreement with Schering AG, we would receive a royalty on sales of GENVASCOR™ ranging from 15% to 20% depending on cost of goods and overall sales levels.

    Under our 1996 collaboration, license and royalty agreement with Schering AG, Schering AG has also made equity investments in Collateral. In addition, during the initial five-year term of our agreement with Schering AG, we conducted certain preclinical research and development activities that were funded by Schering AG under the agreement. Since we have now successfully completed the required preclinical research to advance GENERX™ and GENVASCOR™ into human clinical studies, we no longer anticipate requiring recurring financial support for such preclinical activities. To the extent that Collateral performs additional studies for Schering AG, such work would be done on a contract study-by-study basis.

    Having successfully completed the initial five-year term of our agreement with Schering AG, with the advancement of two product candidates to clinical trials, Collateral is no longer under its contractual obligation to conduct research and development in the field of angiogenic gene therapy solely with Schering AG. For those product candidates such as GENERX™ and GENVASCOR™ that have already been presented to and accepted by Schering AG for clinical development, Schering AG or its affiliates remains responsible for the manufacture of clinical materials as well as for the conduct and funding of any clinical trials of product candidates. If such products are successfully commercialized, Schering AG would also be responsible for making royalty payments to Collateral based upon sales of the resulting products. For example, in the event of the successful development of GENERX™ in the U.S., to the extent that U.S. sales are covered by various issued U.S. patents related to methods of gene therapy, our agreement with Schering AG would cover the payment of royalties on sales of GENERX™ throughout the lives of such patents, which could extend to 2015 and potentially beyond.

    Since inception, we have also conducted research in the area of non-surgical cardiovascular gene therapy that is not funded by our collaboration with Schering AG. Accordingly, our operating expenses have increased and have exceeded revenues each year. Losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies and from administrative costs required to support our efforts, which would be expected to increase with expanded product development and/or commercialization efforts.

Recent Developments

    On June 18, 2001, we announced that our development partner Schering AG plans, subject to approval by regulatory authorities, to initiate a large-scale, worldwide, clinical development program for GENERX™, a non-surgical angiogenic gene therapy product candidate for the potential treatment of patients with stable exertional angina due to coronary artery disease. The worldwide development program, which is expected to enroll up to about 1,000 patients, calls for a Phase 2b/3 trial to be conducted in the United States and another, separate Phase 2b/3 trial to be conducted in Europe. A meeting of U.S. clinical investigators, to prepare for initiation of the U.S. clinical trial, was held on June 16 and 17, 2001. Based on the terms of our collaboration, license and royalty agreement with Schering AG, either Schering AG or its affiliates would be responsible for conducting and funding these trials for GENERX™. Under the planned development program, a U.S.-based Phase 2b/3 Pivotal study would be conducted at up to 100 medical centers to further evaluate the safety and to establish definitive proof of efficacy of GENERX™ in a large population of patients with stable exertional angina due to coronary artery disease. In addition, a European-based pivotal study would evaluate patients with advanced coronary artery disease who are not considered candidates for interventions such as angioplasty and bypass surgery and/or patients who are unlikely to have positive outcomes from such interventions. These studies are intended to be multi-center, randomized, double-blinded and placebo-controlled. GENERX™ would be non-surgically administered to the heart via one-time intracoronary infusion through a standard cardiac catheter.

    On June 28, 2001, we announced that researchers at the University of Texas Southwestern Medical Center at Dallas (UT Southwestern) identified a novel cardiac-specific gene expression activator for our heart muscle regeneration program. In preclinical studies published in the June 29, 2001 issue of Cell,

Eric N. Olson, Ph.D., chairman of molecular biology at UT Southwestern showed that a novel and highly potent transcription factor (a gene regulator), termed Myocardin, is expressed specifically in cardiac and smooth muscle cells and is capable of up-regulating a number of cardiac-specific genes in non-muscle cells. It was reported that Myocardin may play a role as a phenotypic switch enabling the conversion of fibroblasts into cardiomyocytes (contracting heart muscle cells). This preclinical research may open the way to developing non-surgical gene therapy products designed to improve a patient's heart muscle function following injury from a heart attack.

    On July 10, 2001, we announced the completed expansion of our research and development center. The new facility increases our manufacturing and other capabilities for the advancement of our preclinical research and development programs in cardiovascular-related diseases. The previous 11,500 square foot facility in San Diego, California doubled in size to 22,000 square feet and will accommodate approximately 50 employees. This expansion provides us with new gene therapy development and manufacturing capabilities. With our first two angiogenic gene therapy product candidates entering clinical trials both here in the U.S. and in Europe, which trials would be conducted and funded by Schering AG, we are increasing our focus on the potential commercial development of our own non-surgical cardiovascular gene therapy product opportunities.

    On August 13, 2001, we announced that we had received a $4.0 million payment from Schering AG in connection with the clinical advancement of Collateral's non-surgical angiogenic gene therapy technologies, including the clinical advancement of GENERX™ for the potential treatment of angina due to coronary artery disease, and the clinical advancement of GENVASCOR™ for the potential treatment of peripheral vascular disease.

Results of Operations

Three Months Ended June 30, 2001 and 2000

    Collateral reported revenues of $0.2 million for the three months ended June 30, 2001 compared to revenues of $0.8 million for the comparable quarter in 2000. Revenues reflected reduced costs for preclinical research and development activities reimbursed under our agreement with Schering AG. In particular, our use of outside research institutions and internal preclinical personnel for GENERX™ and GENVASCOR™ has decreased as these potential products have been advanced beyond preclinical development.

    Research and development expenses for the three months ended June 30, 2001 rose to $3.5 million from $2.7 million for the three months ended June 30, 2000. In order to strengthen Collateral's internal development capabilities, we expanded our research and development center. The corresponding expenses included depreciation and amortization expense of laboratory equipment and building improvements, personnel costs and laboratory supplies. These increases were partially offset by lower expenses related to executive recruitment and reduced stock compensation costs.

    General and administrative expenses were $1.5 million for the three months ended June 30, 2001 compared to $2.0 million for the three months ended June 30, 2000. The decrease was mainly due to lower costs associated with investor relations activities.

    Interest income decreased to $0.3 million for the three months ended June 30, 2001 compared to $0.6 million for the three months ended June 30, 2000. This decrease was primarily due to lower average cash and investment balances coupled with lower average interest rates in the 2nd quarter of 2001.

Six Months Ended June 30, 2001 and 2000

    Our revenue was $1.2 million and $1.4 million for the six months ended June 30, 2001 and 2000, respectively. Revenues reflected reduced costs for preclinical research and development activities reimbursed under our agreement with Schering AG. In particular, our use of outside research institutions and internal preclinical personnel for GENERX™ and GENVASCOR™ has decreased as these potential products have been advanced beyond preclinical development.

    Research and development expenses for the six months ended June 30, 2001 rose to $6.8 million from $5.5 million for the six months ended June 30, 2000. Higher research and development expenses were mainly due to increased personnel costs, rent, depreciation and amortization expense and laboratory supplies associated with the expansion of our research and development center. This increase was partially offset by lower stock compensation costs.

    General and administrative expenses were $3.2 million for the six months ended June 30, 2001 compared to $3.4 million for the six months ended June 30, 2000. General and administrative expenses decreased primarily due to lower costs associated with investor relations activities.

    Interest income decreased to $0.7 million for the six months ended June 30, 2001 compared to $1.2 million for the six months ended June 30, 2000. This decrease was primarily due to lower average cash and investment balances coupled with lower average interest rates in the first half of 2001.

Liquidity and Capital Resources

    From inception through June 30, 2001, we have primarily financed our operations through the private and public offering of our equity securities and collaborative research and development revenues from Schering AG. We have raised $31.3 million in net proceeds from a private placement of equity securities, $13.0 million in net proceeds from our initial public offering of our common stock and aggregate net proceeds of $9.8 million from other private sales of equity securities. As of June 30, 2001, Schering AG has paid us an aggregate of $28.0 million, of which $22.3 million was for research and development support and milestone payments, and $5.7 million for equity investments.

    Collateral had a bank loan of $0.4 million as of June 30, 2001. We are making monthly principal payments of $18,500 plus interest on the bank loan, which matures in April 2003. The loan bears interest at prime plus 1.25% (8.0% at June 30, 2001) and is secured by certain equipment and furniture. The loan is subject to certain covenants including minimum working capital levels and the requirement that we must obtain the lender's consent for certain additional indebtedness. Collateral had an equipment loan of $0.2 million as of June 30, 2001. The loan bears interest at 10.17% and is secured by certain equipment. As of June 30, 2001, Collateral had loans from Schering AG of $0.7 million, including principal and interest, which are due and payable upon demand. The loans consist of two promissory notes issued in 1995 to fund operations. The notes bear interest at 1% below the prime rate (5.75% at June 30, 2001) and are secured by our assets, except for equipment and furniture pledged on a first priority basis under our bank loan or equipment loan. In May 2001, Collateral signed an agreement for an equipment financing loan of up to $2.1 million. This loan is being used to purchase new equipment primarily for the research and development center expansion. The loan is secured by equipment and will be repaid monthly over a four-year term. As of June 30, 2001, Collateral had $0.7 million outstanding on this loan, which bears interest at 10.34%.

    As of June 30, 2001, cash, cash equivalents and short-term investments were $17.2 million compared to $27.2 million at December 31, 2000. Decreases in cash, cash equivalents and short-term investments were primarily due to the expansion of our research and development center as well as research and development expenses and general and administrative expenses not funded under our collaboration with Schering AG.

    During the initial five-year term of our agreement with Schering AG, we conducted certain preclinical research and development activities that were funded by Schering AG under the agreement. Since we have now successfully completed the required preclinical research to advance GENERX™ and GENVASCOR™ into human clinical studies, we no longer anticipate requiring recurring financial support for such activities. To the extent that Collateral performs additional studies for Schering AG, such work would be done on a contract study-by-study basis. In addition, having successfully completed the initial five-year term of our agreement with Schering AG, with the advancement of two product candidates into clinical trials, Collateral is no longer under its contractual obligation to conduct its research and development in the field of angiogenic gene therapy solely with Schering AG. For those product candidates such as GENERX™ and GENVASCOR™ that have already been presented to and accepted by Schering AG for clinical development, Schering AG or its affiliates remains responsible for manufacturing clinical materials and for conducting and funding any clinical trials of product candidates, and if successfully commercialized, for making royalty payments based upon sales of the resulting products. Pursuant to the terms of our agreement with Schering AG, we also submitted two additional product opportunities to Schering AG; however, agreement has not been reached regarding those additional product opportunities. In that regard, we may consider advancing the first of these new product opportunities, GENEVX™, into Phase 1/2 clinical development as our own product candidate. If we should decide at some point to partner the development of GENEVX™ with a third party other than Schering AG, under the terms of our agreement, Schering AG may retain a right of last negotiation to undertake the commercial development of GENEVX™ on substantially the same business and financial terms and conditions that we agreed to with such third party. If we were to successfully develop GENEVX™ alone or with a third party, Schering AG may be entitled to receive a reciprocal cross-royalty on sales of GENEVX™.

    We generally invest excess cash in high credit quality debt instruments of corporations and financial institutions. Working capital decreased by $11.1 million to $13.7 million for the six months ended June 30, 2001. This decrease is primarily due to cash of $7.6 million used for operating activities and $3.0 million used for the expansion of our research and development center.

    We have entered into certain technology license agreements related to our methods of gene therapy, therapeutic genes and gene delivery vectors. To retain certain licensing rights under these cancelable agreements, we anticipate that we may be required to make aggregate payments of approximately $0.6 million through the remainder of 2001.

    Our core technologies are focused on the development of non-surgical cardiovascular gene therapy products that promote angiogenesis, enhance myocardial adrenergic signaling or promote heart muscle regeneration. We have in-licensed certain technologies covering methods of gene therapy and therapeutic genes for use with our methods of gene therapy. We have currently designated one gene, fibroblast growth factor-4, licensed from New York University, for use in the development of two angiogenic gene therapy products: (1) GENERX™, a non-surgical angiogenic gene therapy product designed as a treatment for patients with stable exertional angina due to coronary artery disease, and (2) GENVASCOR™, a non-surgical angiogenic gene therapy product designed as a treatment for patients with peripheral vascular disease. Under the terms of our agreement with Schering AG, Collateral is entitled to milestone payments when a product reaches certain stages in the commercial development process. As of June 30, 2001, Collateral had received $2.0 million in milestone payments for the clinical advancement of GENERX™. In addition, on August 13, 2001, we announced that we had received a $4.0 million payment from Schering AG in connection with the clinical advancement of Collateral's non-surgical angiogenic gene therapy technologies, including the clinical advancement of GENERX™ for the potential treatment of angina due to coronary artery disease, and the clinical advancement of GENVASCOR™ for the potential treatment of peripheral vascular disease. Upon any successful commercialization of these two angiogenic gene therapy products using the fibroblast growth factor-4 gene, the total financial milestone obligations, licensing fees and other related amounts payable by us under license agreements with New York University, covering the use of the fibroblast growth factor-4 gene, and the University of California, covering certain technology relating to methods of gene therapy, could total up to $5.3 million. This amount includes $1.8 million which we have paid through June 30, 2001. We are currently considering the independent commercial development of a third non-surgical angiogenic gene therapy product candidate, GENEVX™, for the potential treatment of ischemic heart disease based on the Vascular Endothelial Growth Factor-145 (VEGF-145) gene. Upon any successful commercialization of this angiogenic gene therapy product using the VEGF-145 gene, the total financial milestone obligations, licensing fees and other related amounts payable by us under a license agreement with Dimotech Ltd., covering the use of the VEGF-145 gene, could total up to $0.7 million. This amount includes $0.3 million which we have paid through June 30, 2001. In addition, upon any successful commercialization of our angiogenic gene therapy products, we would be required under the foregoing license agreement to make royalty payments based on sales of products.

    In addition to GENERX™, GENVASCOR™ and GENEVX™, we have another non-surgical angiogenic gene therapy product candidate, GENECOR™, which is progressing through our preclinical research. The angiogenic gene to be designated by us for use in development of GENECOR™ will not be finalized until we have progressed further in our evaluation process. We are also conducting preclinical studies for CORGENIC™, a product candidate based on our myocardial adrenergic signaling technology in order to support a potential investigational new drug application. Based on our current agreements covering in-licensed technology, if our non-surgical cardiovascular gene therapy products are successfully commercialized, our total financial obligations pursuant to licensing agreements with respect to all five of our products which are currently beyond the research stage could range from between $7.8 million to $9.6 million, of which $2.7 million has been paid through June 30, 2001. Our financial obligations will vary depending on the selections of therapeutic genes for use in our gene therapy products. However, these amounts could be significantly increased or decreased depending on the outcome of our research and commercialization activities pursuant to the collaboration with Schering AG and/or the outcome of our internally-funded research. In addition, we would be required to pay a royalty on net sales of products that utilize in-licensed technology. In August 2000, we entered into an agreement with the University of Texas to exclusively license certain human genes and to sponsor additional research focused on cardiac cell differentiation. We would pay licensing fees and royalties based on sales of products that Collateral may develop based on technology licensed under the agreement. Under this agreement, we agreed to pay up to $1.0 million for research support and licensing fees, excluding royalties, of which $0.5 million has been paid. The information set forth above with respect to potential fees payable by us for in-licensed technology involves many variables and is subject to a high degree of potential variation. We may also elect or be required to obtain license rights to other methods of gene therapy, therapeutic genes and/or vectors based on our product development and commercialization requirements.

    To date, substantially all revenue received by us has been from our collaboration with Schering AG, and we expect that substantially all revenue for the next several years would come from this and/or other potential collaborations. However, we may not be able to extend the Schering arrangement or establish other collaborations on acceptable terms, if at all, or assure that current or future collaborations will be successful and provide adequate funding to meet our needs. We expect to incur increases in operating expenses over the next two years as we accelerate our research and development activities and potentially initiate or expand other product development activities and collaborations. We may also elect or need to purchase additional technologies or enter into other corporate transactions which may require substantial cash outlays. Increases in operating expenses will include, but are not limited to, increased personnel costs, rent, payments to research institutions and consultants, supplies and other costs resulting from operating our facilities, as well as expenses associated with other product development and/or commercialization activities that we undertake. To the extent these costs are incurred in fields other than angiogenic gene therapy or are otherwise not reimbursable under any existing or new arrangement with Schering AG, we currently intend to use our available cash and future debt or equity financings to cover such expenses.

    Based on our current business strategy, the development of non-surgical cardiovascular gene therapy products will require our continued commitment of substantial resources to conduct research,

preclinical studies and clinical trials, and to augment quality control, regulatory and administrative capabilities. Our future capital requirements will depend on many factors, including the pace of scientific progress in our research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the costs of any potential litigation or other dispute resolution, competing technological and market developments, our dependence on third parties for activities related to the development and commercialization of our potential products (including our need to establish additional collaborations and potential changes to our existing collaboration with Schering AG), our potentially independent commercialization efforts, the cost of third-party manufacturing arrangements and the effectiveness of our product commercialization activities. We believe that our available cash and anticipated sources of funding will be adequate to satisfy our anticipated capital requirements for at least a year. We expect that we will seek any additional capital needed to fund our operations through new collaborations, the extension of our existing collaboration, and/or through public or private equity or debt financings. We may not be able to obtain additional financing on acceptable terms if at all. Any inability to obtain additional financing could have a material adverse effect on us. In addition, so long as certain debt remains outstanding, we must obtain creditors' consents for certain additional indebtedness.

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

    We formed Collateral in 1995 and have only a limited operating history to review in evaluating our business and prospects. We have incurred operating losses since our inception in 1995. As of June 30, 2001, our accumulated deficit was approximately $37.6 million. We expect to incur additional losses for the foreseeable future. We also expect our losses to increase as our research and development efforts and clinical trials progress.

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

    We believe that our cash and anticipated sources of funding will be adequate to satisfy our anticipated capital needs for at least a year. We expect that we will need to seek additional funding through new collaborations, an extension of our existing collaboration, or through public or private equity or debt financings. However, we may be unable to extend or expand our collaborations, and additional financing may not be available on acceptable terms or at all.

    If products we are now developing do not advance beyond early-stage testing, our potential revenues would be reduced.

    Our potential products are in the early stages of development. Either we or a collaborative partner must undertake the time-consuming and costly processes of completing development and testing for each of our potential products. To date, only two of our potential products, GENERX™ and GENVASCOR™, have advanced to clinical trials, and those trials are not yet complete. Our other potential products have not yet advanced to clinical trials, and it is uncertain whether we or a collaborative partner will be able to complete product development.

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

    The market prices and trading volumes for securities of emerging companies in our industry have historically been highly volatile and have experienced significant fluctuations. These fluctuations may be unrelated or disproportionate to the operating performance of companies. Our common stock has been publicly traded since July 1998. As of June 30, 2001, our common stock has traded as low as $2.875 per share and as high as $50.125 per share. In addition to factors related to the volatility of our industry and the stock market, the market price of our common stock may be affected by announcements regarding:

  •
  results of research in our laboratories or in other laboratories,

  •
  technological innovations or new products introduced by us or by competitors,

  •
  development testing and clinical trial progress of our own or our competitors' product candidates,

  •
  changes in government regulations or their implementation,

  •
  developments concerning our own or competitors' proprietary rights,

  •
  litigation or other adverse proceedings,

  •
  public perception regarding the safety of our products or of gene therapy in general, or

  •
  securities analysts' expectations or other financial factors.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    We are a development stage company with products in the early stages of development. As a result, a substantial number of statements contained in this quarterly report on Form 10-Q and the 2000 annual report on Form 10-K, including without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, may constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those discussed under the caption "Risks and Uncertainties" as well as those factors addressed in our annual report on Form 10-K filed with the Securities and Exchange Commission. Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the date hereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    As of June 30, 2001 we had cash and cash equivalents and short-term investments of $17.2 million. We invest our excess cash in high credit quality debt instruments of corporations and financial institutions. These investments are not held for trading or other speculative purposes. Generally, our investments mature in less than 18 months. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments.

    At June 30, 2001 we had an outstanding bank loan of $0.4 million. This loan bears interest at prime plus 1.25% (8.0% at June 30, 2001). We pay monthly principal payments of $18,500 plus interest on the bank loan, which payments extend through April 2003. Additionally, we had outstanding loans from Schering AG of $0.5 million. These loans bear interest at 1% below the prime rate (5.75% at June 30, 2001). Principal and interest on these loans are due and payable upon demand. We also had an equipment financing loan with a balance of $0.7 million as of June 30, 2001. This loan bears interest at 10.34% and is repaid monthly over a four-year term.

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

    (a) The annual meeting of stockholders was held on May 24, 2001.

    (b) See (c) below.

    (c) The following members of the Board of Directors were elected to serve until the next annual meeting and until their successors are elected and qualified:

	Votes For	Votes Withheld
Jack W. Reich, Ph.D.	11,884,253	841,071
Christopher J. Reinhard	11,883,773	841,551
Charles J. Aschauer	12,699,653	25,671
B. Mason Flemming Jr.	12,699,653	25,671
Ronald I. Simon, Ph.D.	12,699,653	25,671
Dale A. Stringfellow, Ph.D.	12,634,253	91,071

    The following proposals were approved at the annual meeting:

	Voted For	Voted Against	Votes Abstaining	Broker non-votes
To ratify the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2001.	12,657,658	67,115	551	—
(d)
Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.
	3.1	Incorporated by reference to the Second Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 to the Form 10-Q for the quarter ended June 30, 1998, filed on August 6, 1998.
	3.2	Incorporated by reference to the Restated Bylaws of the Company filed as Exhibit 3.4 to Registration Statement No. 333-51029 on Form S-1 filed on April 24, 1998, as amended.
(b)	Reports on Form 8-K.
None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned.

COLLATERAL THERAPEUTICS, INC.
Date: August 14, 2001	/s/ CHRISTOPHER J. REINHARD Christopher J. Reinhard President Chief Operating and Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

INDEX
  Part I FINANCIAL INFORMATION
COLLATERAL THERAPEUTICS, INC. NOTES TO FINANCIAL STATEMENTS
  Risks Related to Our Business
  Risks Related to Patents and Proprietary Information
  Risks Related to Our Industry
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
  PART II—OTHER INFORMATION
SIGNATURES