Form 10-Q
period 2001-09-30
COLLATERAL THERAPEUTICS INC
filed 2001-11-14
CIK 1060329

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-24505

COLLATERAL THERAPEUTICS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0661290 (IRS Employer Identification Number)
11622 El Camino Real, San Diego, California (Address of principal executive offices)	92130 (ZIP Code)

Registrant's telephone number, including area code: 858-794-3400

    Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /x/  No / /

    As of November 5, 2001, Registrant had 13,320,604 shares of its common stock outstanding.

Collateral Therapeutics, Inc.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

COLLATERAL THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Revenues under collaborative research and development agreement with a related party	$4,000,000	$461,449	$5,211,000	$1,867,654
Expenses:
Research and development	3,468,854	3,075,758	10,256,681	8,608,031
General and administrative	1,769,509	1,363,596	4,998,625	4,804,216

Total operating expenses	5,238,363	4,439,354	15,255,306	13,412,247

Loss from operations	(1,238,363)	(3,977,905)	(10,044,306)	(11,544,593)
Interest income	235,069	538,982	932,974	1,698,524
Interest expense	(38,059)	(27,074)	(97,968)	(81,706)
Other income (expense), net	6,132	—	6,132	—

Net loss	$(1,035,221)	$(3,465,997)	$(9,203,168)	$(9,927,775)

Net loss per share (basic and diluted)	$(0.08)	$(0.27)	$(0.70)	$(0.76)

Weighted average shares used in computing net loss per share (Basic and diluted)	13,266,016	13,068,161	13,239,059	13,006,427

See Accompanying Notes to Financial Statements

COLLATERAL THERAPEUTICS, INC.
BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$7,304,357	$10,308,244
Short-term investments	8,015,716	16,857,935
Prepaid expenses	328,749	339,763
Other current assets	304,371	536,623

Total current assets	15,953,193	28,042,565
Restricted cash—noncurrent	272,600	272,600
Other assets	270,878	200,126
Property and equipment, net	5,137,427	3,053,158

Total Assets	$21,634,098	$31,568,449

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$495,237	$580,189
Accrued compensation and benefits	998,361	1,217,004
Accrued expenses	570,554	380,553
Notes payable to a related party, including accrued interest	—	697,457
Note payable, current portion	434,188	321,725

Total current liabilities	2,498,340	3,196,928
Note payable, net of current portion	1,100,416	426,447
Stockholders' equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none outstanding;	—	—
Common Stock, par value $.001; 40,000,000 shares authorized; 13,316,437 and 13,197,112 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	13,316	13,197
Additional paid-in capital	57,826,137	57,495,792
Deferred compensation	(18,350)	(189,027)
Notes receivable from stockholders	(1,240,500)	—
Accumulated other comprehensive loss	80,041	47,246
Accumulated deficit	(38,625,302)	(29,422,134)

Total stockholders' equity	18,035,342	27,945,074

Total Liabilities and Stockholders' Equity	$21,634,098	$31,568,449

Note:	The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

COLLATERAL THERAPEUTICS ,INC.
STATEMENTS OF CASH FLOWS

	Nine months ended September 30 ,
	2001	2000
	(Unaudited)
Operating activities:
Net loss	$(9,203,168)	$(9,927,775)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization	1,252,241	677,988
Stock compensation	154,115	580,925
Changes in operating assets and liabilities:
Issuance of notes receivable from stockholders	(1,200,000)	—
Prepaid expenses and other current assets	243,266	(184,241)
Accounts payable and accrued expenses	(92,626)	95,001
Deferred revenue	—	132,346
Other	(46,245)	(193,256)

Net cash used in operating activities	(8,892,417)	(8,819,012)

Investing activities:
Purchases of property and equipment	(3,338,835)	(289,240)
Purchases of short-term investments	(4,457,991)	(7,024,430)
Proceeds from sales and maturities of short-term investments	13,270,320	4,500,000

Net cash provided by (used for) investing activities	5,473,494	(2,813,670)

Financing activities:
Proceeds from issuance of common stock	347,026	533,100
Proceeds from notes payable	1,495,613	—
Payments on notes payable	(709,180)	(166,667)
Payment on notes payable to a related party	(718,423)	—

Net cash provided by financing activities	415,036	366,433

Net decrease in cash and cash equivalents	(3,003,887)	(11,266,249)
Cash and cash equivalents at beginning of period	10,308,244	17,897,563

Cash and cash equivalents at end of period	$7,304,357	$6,631,314

Supplementary cash flow disclosure:
Non-cash financing activities:
Repurchase of common stock in exchange for cancellation of note receivable secured by common stock	$—	$185,000

See Accompanying Notes to Financial Statements

COLLATERAL THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization and Business

    Collateral Therapeutics, Inc. is focused on the discovery and development of non-surgical gene therapy products for the potential treatment of cardiovascular diseases, including coronary artery disease, peripheral vascular disease, congestive heart failure and heart attack. The Company currently intends to focus on research and development of products while leveraging our technology through the establishment of product development, manufacturing and marketing collaborations with select pharmaceutical and biotechnology companies. Collateral was incorporated in California on April 3, 1995 and reincorporated in Delaware on May 28, 1998.

Interim Condensed Financial Statements

    The balance sheet as of September 30, 2001, the statements of operations for the three and nine months ended September 30, 2001 and 2000 and the statements of cash flows for the nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the financial statements and footnotes contained in the Company's latest Form 10-K.

2. Comprehensive Loss

    Total comprehensive loss was $1,064,936 and $9,140,659 for the three and nine months ended September 30, 2001, respectively, and $3,426,272 and $9,903,826 for the three and nine months ended September 30, 2000, respectively.

3. Net Loss Per Share

    Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding. Equivalent shares arising from outstanding stock options have not been included in the computation of net loss per share as their effect would be anti-dilutive.

4. Collaborative Research and Development Agreement

    In August 2001, Collateral received a $4.0 million payment from its development partner, Schering AG, for the clinical advancement of Collateral's non-surgical angiogenic gene therapy product candidates, GENERX™ and GENVASCOR™.

5. New Accounting Requirements

    In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. The adoption of these standards is not expected to have a material impact on the Company's results of operations and financial position.

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

    Having successfully completed the initial five-year term of our agreement with Schering AG with the advancement of two product candidates to clinical trials, Collateral is no longer under its contractual obligation to conduct research and development in the field of angiogenic gene therapy solely with Schering AG. For those product candidates such as GENERX™ and GENVASCOR™ that have already been presented to and accepted by Schering AG for clinical development, Schering AG or its affiliates remain responsible for the manufacture of clinical materials as well as for the conduct and funding of any clinical trials of product candidates. If such products are successfully commercialized, Schering AG would also be responsible for making royalty payments to Collateral based upon sales of the resulting products. For example, in the event of the successful development of GENERX™ in the U.S., to the extent that U.S. sales are covered by various issued U.S. patents related to methods of gene therapy, our agreement with Schering AG would cover the payment of royalties on sales of GENERX™ throughout the lives of such patents, which could extend to 2015 and potentially beyond.

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

Recent Developments

    On September 20, 2001, we announced that our Board of Directors adopted a Stockholder Rights Plan ("Rights Plan") in which Preferred Stock Purchase Rights were distributed as a dividend at the rate of one Right for each share of Common Stock held of record as of the close of business on October 1, 2001. The Rights Plan is intended to enable all stockholders to realize the long-term value of their investment in the Company. The plan is designed to guard against partial tender offers and other coercive tactics that might be used in an attempt to gain control of the Company without paying stockholders a fair premium or to otherwise deprive stockholders of their full interest in the long-term value of the Company. The Rights Plan will not prevent a takeover attempt, but is intended to encourage anyone seeking to acquire the Company to negotiate with our Board of Directors prior to attempting a takeover. Under the terms of the Rights Plan, the Rights would become exercisable on the tenth day following a person or group acquiring 20% or more of Collateral's Common Stock, or announcing a tender or exchange offer for Collateral's Common Stock that would result in the ownership of 20% or more of the Company's Common Stock by one person or group. Each Right will entitle stockholders to buy one one-thousandth of a share of newly created Series A Preferred Stock of the Company at an exercise price of $85.00 subject to adjustment. Until the Rights become exercisable, the Rights will be represented by, and will automatically trade with, the Company's Common Stock certificates.

    On October 1, 2001, we announced that Jack W. Reich, Ph.D. chairman and chief executive officer of Collateral Therapeutics addressed investors as part of the Bear Stearns "Virtual" Health Care Conference on Friday, September 28, 2001. Slides from the presentation are available and may be accessed on Collateral's Web site.

    On October 23, 2001, we announced that the University of California had been issued U.S. Patent No. 6,306,830, entitled "Gene Therapy for Congestive Heart Failure" by the U.S. Patent and Trademark office. We have exclusive rights to this patent, which relates to methods of in vivo gene transfer via non-surgical administration for the potential treatment of congestive heart failure. The patent is directed to methods employing a gene delivery vector and a therapeutic gene encoding a beta-adrenergic signaling element, particularly a cardiac adenylylcyclase (AC) gene to enhance cardiac function for patients with congestive heart failure. In our preclinical studies, use of a cardiac AC gene to enhance the myocardial adrenergic signaling pathway resulted in statistically significant increases in cardiac function, as reported in the journal Circulation last year.

    On October 25, 2001, we reported that the U.S. portion of the GENERX development program was underway and that patients are now being enrolled at an initial twelve U.S. medical centers. In addition, we announced that our development partner, Schering AG, had informed us that the Medicines Control Agency in the United Kingdom (U.K.) authorized the initiation of the large-scale Phase 2b/3 clinical trial in the U.K. as part of the European clinical development for GENERX, Collateral's lead product candidate for the potential treatment of stable exertional angina due to coronary artery disease. Patient enrollment for the European trial is expected to begin in January 2002.

Results of Operations

Three Months Ended September 30, 2001 and 2000

    Collateral reported revenues of $4.0 million for the three months ended September 30, 2001 compared to revenues of $0.5 million for the comparable quarter in 2000. The increase in revenues was associated with a $4.0 million development payment from Schering AG for the clinical advancement of Collateral's non-surgical angiogenic gene therapy product candidates, GENERX™ and GENVASCOR™.

    Research and development expenses for the three months ended September 30, 2001 rose to $3.5 million from $3.1 million for the three months ended September 30, 2000. In order to strengthen Collateral's internal development capabilities, we expanded our research and development center. The corresponding expenses included depreciation and amortization expense of laboratory equipment and building improvements, personnel costs and laboratory supplies. These increases were partially offset by lower amounts due under license agreements and reduced stock compensation costs.

    General and administrative expenses were $1.8 million for the three months ended September 30, 2001 compared to $1.4 million for the three months ended September 30, 2000. The increase was mainly due to higher personnel costs to support our research and development efforts.

    Interest income decreased to $0.2 million for the three months ended September 30, 2001 compared to $0.5 million for the three months ended September 30, 2000. This decrease was primarily due to lower average cash and investment balances coupled with lower average interest rates for the three months ended September 30, 2001.

Nine Months Ended September 30, 2001 and 2000

    Our revenue was $5.2 million and $1.9 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in revenues was primarily due to a $4.0 million development payment from Schering AG for the clinical advancement of Collateral's non-surgical angiogenic gene therapy product candidates, GENERX™ and GENVASCOR™.

    Research and development expenses for the nine months ended September 30, 2001 rose to $10.3 million from $8.6 million for the nine months ended September 30, 2000. Higher research and development expenses were mainly due to increased personnel costs, rent, depreciation and amortization expense and laboratory supplies associated with the expansion of our research and development center. This increase was partially offset by lower amounts due under license agreements and reduced stock compensation costs.

    General and administrative expenses were $5.0 million for the nine months ended September 30, 2001 compared to $4.8 million for the nine months ended September 30, 2000. General and administrative expenses increased primarily due to higher personnel costs to support our research and development efforts which was partially offset by lower costs associated with investor relations activities.

    Interest income decreased to $0.9 million for the nine months ended September 30, 2001 compared to $1.7 million for the nine months ended September 30, 2000. This decrease was primarily due to lower average cash and investment balances coupled with lower average interest rates in the first nine months of 2001.

Liquidity and Capital Resources

    From inception through September 30, 2001, we have primarily financed our operations through the private and public offering of our equity securities and collaborative research and development revenues from Schering AG. We have raised $31.3 million in net proceeds from a private placement of equity securities, $13.0 million in net proceeds from our initial public offering of our common stock and aggregate net proceeds of $9.9 million from other private sales of equity securities. As of September 30, 2001, Schering AG has paid us an aggregate of $32.0 million, of which $26.3 million was for research and development support and milestone payments, and $5.7 million for equity investments.

    As of September 30, 2001, Collateral had a total of $1.5 million outstanding in equipment loans. The first loan had a balance of $0.1 million. This loan bears interest at 10.17% and is secured by certain equipment. In May 2001, Collateral signed an agreement for a second equipment loan of up to $2.1 million, of which $1.4 million is outstanding. This loan is being used to purchase new equipment primarily for the research and development center expansion. This loan bears interest at 10.35%, is secured by equipment, and will be repaid monthly over a four-year term. In the third quarter of 2001, Collateral repaid its loans from Schering AG of $0.7 million, which included principal and interest. Collateral also repaid its bank loan of $0.4 million in the third quarter of 2001.

    As of September 30, 2001, cash, cash equivalents and short-term investments were $15.3 million compared to $27.2 million at December 31, 2000. Decreases in cash, cash equivalents and short-term investments were primarily due to the expansion of our research and development center as well as research and development expenses and general and administrative expenses not funded under our collaboration with Schering AG.

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

    We generally invest excess cash in high credit quality debt instruments of corporations and financial institutions. Working capital decreased by $11.3 million to $13.5 million for the nine months ended September 30, 2001. This decrease is primarily due to cash of $8.9 million used for operating activities and $3.0 million used for the expansion of our research and development center.

    We have entered into certain technology license agreements related to our methods of gene therapy, therapeutic genes and gene delivery vectors. To retain certain licensing rights under these cancelable agreements, we anticipate that we may be required to make aggregate payments of approximately $0.3 million through the remainder of 2001.

    Our core technologies are focused on the development of non-surgical cardiovascular gene therapy products that promote angiogenesis, enhance myocardial adrenergic signaling or promote heart muscle regeneration. We have in-licensed certain technologies covering methods of gene therapy and therapeutic genes for use with our methods of gene therapy. We have currently designated one gene, fibroblast growth factor-4, licensed from New York University, for use in the development of two angiogenic gene therapy products: (1) GENERX™, a non-surgical angiogenic gene therapy product designed as a treatment for patients with stable exertional angina due to coronary artery disease, and (2) GENVASCOR™, a non-surgical angiogenic gene therapy product designed as a treatment for patients with peripheral vascular disease. Under the terms of our agreement with Schering AG, Collateral is entitled to milestone payments when a product reaches certain stages in the commercial development process. As of September 30, 2001, Collateral had received $6.0 million in milestone payments for the clinical advancement of GENERX™ and GENVASCOR™. Upon any successful commercialization of these two angiogenic gene therapy products using the fibroblast growth factor-4 gene, the total financial milestone obligations, licensing fees and other related amounts payable by us under license agreements with New York University, covering the use of the fibroblast growth factor-4 gene, and the University of California, covering certain technology relating to methods of gene therapy, could total up to $5.3 million. This amount includes $1.9 million which we have paid through September 30, 2001. We are currently considering the independent commercial development of a third non-surgical angiogenic gene therapy product candidate, GENEVX™, for the potential treatment of ischemic heart disease based on the Vascular Endothelial Growth Factor-145 (VEGF-145) gene. Upon any successful commercialization of this angiogenic gene therapy product using the VEGF-145 gene, the total financial milestone obligations, licensing fees and other related amounts payable by us under a license agreement with Dimotech Ltd., covering the use of the VEGF-145 gene, could total up to $0.7 million. This amount includes $0.3 million which we have paid through September 30, 2001. In addition, upon any successful commercialization of our angiogenic gene therapy products, we would be required under the foregoing license agreement to make royalty payments based on sales of products.

    In addition to GENERX™, GENVASCOR™ and GENEVX™, we have another non-surgical angiogenic gene therapy product candidate, GENECOR™, which is progressing through our preclinical research. The angiogenic gene to be designated by us for use in development of GENECOR™ will not be finalized until we have progressed further in our evaluation process. We are also conducting preclinical studies for CORGENIC™, a product candidate based on our myocardial adrenergic signaling technology in order to support a potential investigational new drug application. Based on our current agreements covering in-licensed technology, if our non-surgical cardiovascular gene therapy products are successfully commercialized, our total financial obligations pursuant to licensing agreements with respect to all five of our products which are currently beyond the research stage could range from between $7.8 million to $9.6 million, of which $2.9 million has been paid through September 30, 2001. Our financial obligations will vary depending on the selections of therapeutic genes for use in our gene therapy products. However, these amounts could be significantly increased or decreased depending on the outcome of our research and commercialization activities pursuant to the collaboration with Schering AG and/or the outcome of our internally-funded research. In addition, we would be required to pay a royalty on net sales of products that utilize in-licensed technology. In August 2000, we entered into an agreement with the University of Texas to exclusively license certain human genes and to sponsor additional research focused on cardiac cell differentiation. We would pay licensing fees and royalties based on sales of products that Collateral may develop based on technology licensed under the agreement. Under this agreement, we agreed to pay up to $1.0 million for research support and licensing fees, excluding royalties, of which $0.7 million has been paid. The information set forth above with respect to potential fees payable by us for in-licensed technology involves many variables and is subject to a high degree of potential variation. We may also elect or be required to obtain license rights to other methods of gene therapy, therapeutic genes and/or vectors based on our product development and commercialization requirements.

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

    We formed Collateral in 1995 and have only a limited operating history to review in evaluating our business and prospects. We have incurred operating losses since our inception in 1995. As of September 30, 2001, our accumulated deficit was approximately $38.6 million. We expect to incur additional losses for the foreseeable future. We also expect our losses to increase as our research and development efforts and clinical trials progress.

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

    The market prices and trading volumes for securities of emerging companies in our industry have historically been highly volatile and have experienced significant fluctuations. These fluctuations may be unrelated or disproportionate to the operating performance of companies. Our common stock has been publicly traded since July 1998. As of September 30, 2001, our common stock has traded as low as $2.81 per share and as high as $50.125 per share. In addition to factors related to the volatility of our industry and the stock market, the market price of our common stock may be affected by announcements regarding:

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

    Our charter and bylaws and stockholder rights plan contain provisions that may prevent transactions that could be beneficial to stockholders.

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

    Some of these restrictions can only be amended by a super-majority vote of members of the board and/or the stockholders. These and other provisions of our charter and bylaws, as well as our stockholder rights plan and provisions of Delaware law, could prevent changes in our management and discourage, delay or prevent a merger, tender offer or proxy contest, even if the events could be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay for our stock.

    In addition, our charter authorizes our board of directors to issue shares of undesignated preferred stock without stockholder approval on terms that the board may determine. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to our other stockholders or otherwise adversely affect their rights and powers, including voting rights. Moreover, the issuance of preferred stock or the triggering of rights under our stockholder rights plan may make it more difficult for another party to acquire, or may discourage another party from acquiring, voting control of us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    As of September 30, 2001 we had cash and cash equivalents and short-term investments of $15.3 million. We invest our excess cash in high credit quality debt instruments of corporations and financial institutions. These investments are not held for trading or other speculative purposes. Generally, our investments mature in less than 18 months. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments.

    At September 30, 2001 we had equipment financing loans with a total balance of $1.5 million. These loans bear interest ranging from 10.17% to 10.35% and are repaid monthly.

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

PART II—OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

    On September 19, 2001, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of Collateral's common stock held by stockholders of record on October 1, 2001. Each right entitles the registered holder to purchase from Collateral a unit composed of one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, at a price of $85.00 per one one-thousandth of a share, subject to adjustment.

    The Rights would become exercisable on the tenth day following a person or group acquiring 20% or more of Collateral's common stock, or announcing a tender or exchange offer for Collateral's common stock that would result in the ownership of 20% or more of the Company's common stock by one person or group. At any time on or prior to the close of business on the tenth day following the first date of a public announcement that a person or group has acquired beneficial ownership of 20% or more of the Company's common stock, the Rights are redeemable for one cent per Right at the option of the Board of Directors. The Rights expire on September 19, 2011. For a more complete description of the terms of the Rights, please see the Rights Agreement, dated as of September 19, 2001 by and between the Company and American Stock Transfer & Trust Company, as rights agent, filed as an exhibit to Collateral's Registration Statement on Form 8-A (000-24505) filed on September 20, 2001.

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
3.3
Incorporated by reference to the Certificate of Designations of Series A Junior Participating Preferred Stock included as an exhibit to Exhibit 4.0 to our Registration Statement on Form 8-A (000-24505) filed on September 20, 2001.
4.0
Rights Agreement, dated as of September 19, 2001, between the Company and American Stock Transfer & Trust Company. Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form 8-A (000-24505) filed on September 20, 2001.
  (b)
  Reports on Form 8-K.

    A report on Form 8-K was filed on September 20, 2001 regarding the adoption of a Stockholder Rights Plan by our Board of Directors

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned.

COLLATERAL THERAPEUTICS, INC.
Date: November 14, 2001	/s/ CHRISTOPHER J. REINHARD Christopher J. Reinhard President Chief Operating and Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Collateral Therapeutics, Inc.
  Part I FINANCIAL INFORMATION
  Item 1. Financial Statements
COLLATERAL THERAPEUTICS, INC. STATEMENTS OF OPERATIONS
COLLATERAL THERAPEUTICS, INC. BALANCE SHEETS
COLLATERAL THERAPEUTICS ,INC. STATEMENTS OF CASH FLOWS
COLLATERAL THERAPEUTICS, INC. NOTES TO FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
  PART II—OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES