Form 10-K405
period 2001-12-31
COLLATERAL THERAPEUTICS INC
filed 2002-03-29
CIK 1060329

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 000-24505

COLLATERAL THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	33-0661290 (IRS Employer Identification No.)
11622 El Camino Real, San Diego, California (Address of principal executive offices)	92130 (zip code)

(858) 794-3400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sales price of the common stock on the Nasdaq National Market on February 28, 2002 was $24,989,894. This amount excludes 7,791,814 shares of the Registrant's common stock held by executive officers, directors and affiliated parties at February 28, 2002. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

        The number of shares of the Registrant's common stock outstanding was 13,357,492 as of February 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

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

Overview

  Pending Merger with Schering AG

        On March 20, 2002, we announced that we had entered into an Agreement and Plan of Merger with Schering AG. Under the terms of the agreement, we would become a wholly-owned subsidiary of Schering AG and each issued and outstanding share of our common stock would be converted into the right to receive 0.1847 of an American Depositary Share of Schering AG. The merger cannot be completed unless specified conditions are satisfied, including approval by our stockholders, regulatory authorities and other customary closing conditions. Holders of approximately 26.7% of the outstanding shares of our common stock entered into a voting agreement with Schering AG that requires those stockholders to vote in favor of the adoption of the merger agreement with Schering AG. The merger is also subject to the reporting and waiting provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We have provided additional information about some of the potential adverse effects of the proposed merger under the caption "Risks Related to Our Business" in this report. Additionally, our independent business plans as discussed in the report are restricted by provisions of the merger agreement and may change due to the current merger proposal.

        In a separate agreement announced on March 20, 2002, Schering AG and Collateral entered into an amendment to their 1996 collaboration agreement under which Collateral will receive a cash payment of $12 million in exchange for a 2 percent reduction in the level of royalties payable by Schering AG pursuant to the collaboration agreement.

        Collateral is focused on the discovery and development of non-surgical gene therapy products for the treatment of cardiovascular diseases, including:

  •
  coronary artery disease,

  •
  peripheral vascular disease,

  •
  congestive heart failure, and

  •
  heart attack.

        Cardiovascular disease is a leading cause of death in the U.S. In 2002, the American Heart Association reported that an estimated 61.8 million patients in the U.S. had cardiovascular disease. The American Heart Association also estimated in 2002 that the U.S. healthcare system will spend approximately $199.5 billion annually on the care and treatment of patients with cardiovascular diseases.

        Our initial gene therapy products are designed to promote and enhance angiogenesis, a natural biological process that results in the growth of additional blood vessels to increase levels of blood flow to oxygen-deprived tissues. In collaboration with our partner Schering AG, in May 1998 we began early-stage testing in humans, known as a Phase 1/2 trial, for GENERX™, the first of our gene therapy product candidates. In January 2001, based on results from the Phase 1/2 trial, we reported plans to move forward with Phase 2b/3 clinical trials of GENERX™ in collaboration with Schering AG. In October 2001, it was announced the U.S. portion of the Phase 2b/3 clinical trial was underway and the European portion had received authorization to begin. Our non-surgical gene therapy product candidates use technology which includes:

  •
  methods of gene therapy,

  •
  therapeutic genes, and

  •
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

        We designed GENERX™, our initial non-surgical gene therapy product, to promote and enhance angiogenesis for the treatment of coronary artery disease in patients with stable exertional angina. Stable exertional angina refers to chest pain, or angina, that generally occurs in connection with exercise or emotional stress. Other products under development are being designed for the treatment of various forms of cardiovascular disease, including angina due to coronary artery disease, congestive heart failure and peripheral vascular disease. The following non-surgical cardiovascular gene therapy product candidates are currently at various stages in research and development:

  •
  GENERX™, which uses a fibroblast growth factor gene, known as FGF-4, to promote and enhance angiogenesis for the treatment of coronary artery disease in patients with stable exertional angina;

  •
  GENVASCOR™, which uses the FGF-4 gene to promote and enhance angiogenesis for the treatment of peripheral vascular disease resulting from decreased peripheral blood flow, usually in the lower limbs;

  •
  CORGENTIN™, which uses an angiogenic gene or combination of angiogenic genes for the treatment of ischemic heart disease, which could include congestive heart failure;

  •
  GENEVX™, which uses a vascular endothelial growth factor gene, known as a VEGF-145 gene, to promote and enhance angiogenesis for the treatment of coronary artery disease;

  •
  CORGENIC™, which uses an adrenergic signaling protein gene for the treatment of congestive heart failure to enhance responsiveness of the heart to adrenergic stimulation; and

  •
  MYOCOR™, which is focused on the improvement of heart muscle function and the prevention or reduction of changes that can impair heart function following a heart attack.

        We have assembled a portfolio of therapeutic genes for use in our potential gene therapy products. This portfolio includes genes that we either discovered or exclusively licensed for use in the development of cardiovascular gene therapy products. The portfolio includes both issued patents and pending patent applications.

        We incorporated in California in April 1995 and reincorporated in Delaware in 1998. The period from April 1995 to December 1995 represented our start-up phase. During this phase, we began to establish infrastructure, build a personnel base, secure initial funding, and pursue limited research. In

1995, we borrowed $500,000 from Schering AG to fund operations. During this period, we also entered into an agreement with the University of California to license certain technology relating to non-surgical gene therapy for the promotion and enhancement of angiogenesis.

        During the period from January 1996 to April 1996, we continued limited research and development activities and initiated discussions with Schering AG to expand the funding relationship with respect to the field of gene therapy for the promotion and enhancement of angiogenesis. In May 1996, we entered into a strategic collaboration with Schering AG, directed to gene therapy products for the promotion and enhancement of angiogenesis, which was amended in March 2002.

        During 1997, we continued to expand our research and development efforts and entered into additional licensing arrangements. We secured the license rights to several therapeutic genes for the promotion and enhancement of angiogenesis in March 1997. In December 1997, our strategic partner, Schering AG, filed a commercial investigational new drug application for GENERX™ with the U.S. Food and Drug Administration (FDA). A Phase 1/2 clinical trial, early stage testing in humans, for GENERX™ began in May 1998. In July 1998, we completed an initial public offering and in August 1999, we completed a private placement of equity securities to support our continued growth and product development activities.

        In January 2001, based on results from the Phase 1/2 trial, we reported plans to move forward with Phase 2b/3 clinical trials of GENERX in collaboration with Schering AG. The objective of these clinical trials will be to establish definitive proof of safety and efficacy of GENERX™ in large-scale patient populations. The GENERX™ clinical development program, which seeks to enroll up to about 1,000 patients, is intended to include two pivotal Phase 2b/3 clinical trials, one in the U.S. and one in Europe. Upon completion, we expect that results of these studies, along with data from other development activities, could be used to support a marketing application for product registration to the U.S. Food and Drug Administration (FDA) and the European Agency for the Evaluation of Medicinal Products (EMEA). Under our collaboration, license and royalty agreement with Schering AG, either Schering AG or its affiliates would be responsible for manufacturing clinical materials as well as for conducting and funding these clinical trials. Upon the successful commercial development of GENERX™ under our amended collaboration agreement with Schering AG, we would receive a royalty on sales of GENERX™ranging from 13% to 18% depending on cost of goods and overall sales levels. In October 2001, it was announced the U.S. portion of the Phase 2b/3 clinical trial was underway and the European portion had received authorization to begin.

        In October 2000, we reported that Schering AG was filing regulatory applications with six European health authorities covering the initiation of clinical trials of GENVASCOR. This potential product is advancing to Phase 1/2 clinical trials which seek to enroll up to 130 patients at ten major European medical centers in six countries. The objective of these clinical trials will be to evaluate the therapeutic potential and safety of GENVASCOR™. Under our collaboration, license and royalty agreement with Schering AG, either Schering AG or its affiliates would be responsible for manufacturing clinical material and for conducting and funding these clinical trials. In addition, Schering AG has also made equity investments in Collateral under the agreement. In March 2002, we received a $12.0 million payment from Schering AG for an amendment to our collaboration, license and royalty agreement with Schering AG. This amendment reduces the level of royalties that could become payable by Schering AG from 15 to 20% of annual net sales of each product to 13% to 18% of annual net sales of each product in exchange for the $12.0 million non-refundable payment. Upon the successful commercial development of GENVASCOR™ under our amended agreement with Schering AG, we would receive a royalty on sales of GENVASCOR™ ranging from 13% to 18% depending on cost of goods and overall sales levels.

        We currently intend to continue our focus on research and development of non-surgical gene therapy product candidates designed for the potential treatment of cardiovascular diseases. During the initial five-year term of our 1996 collaboration agreement with Schering AG, we conducted preclinical research and development activities that were funded by Schering AG under the agreement. Since we have now successfully completed the required preclinical research to advance GENERX™ and GENVASCOR™ into human clinical studies, we no longer anticipate requiring recurring financial support for those preclinical activities. To the extent that we perform additional studies for Schering AG, that work would be done on a contract study-by-study basis.

        If the proposed merger with Schering AG is not completed, having successfully completed the initial five-year term of our agreement with Schering AG with the advancement of two product candidates to clinical trials, we are no longer under a contractual obligation to conduct research and development in the field of angiogenic gene therapy solely with Schering AG. For those product candidates such as GENERX™ and GENVASCOR™ that have already been presented to and accepted by Schering AG for clinical development, Schering AG or its affiliates remain responsible for the manufacture of clinical materials as well as for the conduct and funding of any clinical trials of product candidates pursuant to our collaboration agreement. If such products are successfully commercialized, Schering AG would also be responsible for making royalty payments to us based upon sales of the resulting products. For example, if GENERX™ is successfully developed in the U.S., to the extent that U.S. sales are covered by various issued U.S. patents related to methods of gene therapy, our agreement with Schering AG would cover the payment of royalties on sales of GENERX™ throughout the lives of such patents. Our relationship with Schering AG is expected to change as a result of the proposed merger.

        For further information regarding our ongoing relationship with Schering AG, please see "Pending Merger with Schering AG" as well as "Collaborative, Licensing and Research Arrangements." For other products, which could include certain of our angiogenic therapy products, we currently intend to select development and/or commercialization partners after we have completed preclinical and, in some cases, clinical research for each product.

  2001 Highlights

        On January 23, 2001, we announced that we have entered into an exclusive option agreement with the University of California regarding certain human genes involved in cell cycle regulation discovered by researchers at the University of California, San Francisco. We plan to develop and commercialize the research and technology covered under this agreement in its ongoing programs to develop non-surgical therapeutic products, particularly gene therapy products for the treatment of cardiovascular diseases.

        On March 19, 2001, we and Berlex Laboratories, Inc., the U.S. affiliate of Schering AG, announced that results of a Phase 1/2 clinical trial of Ad5-FGF4 showed that the administration of the product appeared to be safe and well tolerated. Regarding anti-ischemic effects assessed by measuring exercise time (ETT) on a treadmill, the investigators reported positive results for Ad5-FGF4 when patients on active therapy were compared with the patients that received placebo. Ad5-FGF4 is a non-surgical angiogenic gene therapy product candidate being developed for the treatment of patients with stable exertional angina due to coronary artery disease. Study results were announced at the 50th Annual Scientific Session of the American College of Cardiology.

        On June 18, 2001, we announced that our development partner, Schering AG, plans, subject to approval by regulatory authorities, to initiate a large-scale, worldwide, clinical development program for GENERX™, a non-surgical angiogenic gene therapy product candidate for the potential treatment of patients with stable exertional angina due to coronary artery disease. The worldwide development program, which is expected to enroll up to about 1,000 patients, calls for a Phase 2b/3 trial to be conducted in the United States and another, separate Phase 2b/3 trial to be conducted in Europe. A meeting of U.S. clinical investigators, to prepare for initiation of the U.S. clinical trial, was held on June 16 and 17, 2001. Based on the terms of our collaboration agreement with Schering AG, either Schering AG or its affiliates would be responsible for conducting and funding these trials for GENERX™. Under the planned development program, a U.S.-based Phase 2b/3 Pivotal study would be conducted at up to 100 medical centers to further evaluate the safety and to establish definitive proof of efficacy of GENERX™ in a large population of patients with stable exertional angina due to coronary artery disease. In addition, a European-based pivotal study would evaluate patients with advanced coronary artery disease who are not considered candidates for interventions such as angioplasty and bypass surgery and/or patients who are unlikely to have positive outcomes from such interventions. These studies are intended to be multi-center, randomized, double-blinded and placebo-controlled. GENERX™ would be non-surgically administered to the heart via one-time intracoronary infusion through a standard cardiac catheter.

        On June 28, 2001, we announced that researchers at the University of Texas Southwestern Medical Center at Dallas ("UT Southwestern") identified a novel cardiac-specific gene expression activator for our heart muscle regeneration program. In preclinical studies published in the June 29, 2001 issue of Cell, Eric N. Olson, Ph.D., chairman of molecular biology at UT Southwestern showed that a novel and highly potent transcription factor (a gene regulator), termed Myocardin, is expressed specifically in cardiac and smooth muscle cells and is capable of up-regulating a number of cardiac-specific genes in non-muscle cells. It was reported that Myocardin may play a role as a phenotypic switch enabling the conversion of fibroblasts into cardiomyocytes (contracting heart muscle cells). This preclinical research may open the way to developing non-surgical gene therapy products designed to improve a patient's heart muscle function following injury from a heart attack.

        On July 10, 2001, we announced the completed expansion of our research and development center. The new facility increases our space for manufacturing and other capabilities for the advancement of our preclinical research and development programs in cardiovascular-related diseases. This expansion provides us with space for new gene therapy development and manufacturing capabilities. With our first two angiogenic gene therapy product candidates entering clinical trials both in the U.S. and in Europe, which trials would be conducted and funded by Schering AG, we are increasing our focus, through the expansion of our research and development center and other means, on the potential commercial development of our own non-surgical cardiovascular gene therapy product opportunities.

        On August 13, 2001, we announced that we had received a $4.0 million payment from Schering AG in connection with the clinical advancement of our non-surgical angiogenic gene therapy technologies, including the clinical advancement of GENERX™ for the potential treatment of angina due to coronary artery disease, and the clinical advancement of GENVASCOR™ for the potential treatment of peripheral vascular disease.

        On September 20, 2001, we announced that our board of directors adopted a Stockholder Rights Plan in which preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of our common stock held of record as of the close of business on October 1, 2001. To facilitate our proposed merger agreement with Schering AG, we amended our rights plan effective as of March 19, 2002. The rights plan is intended to enable all stockholders to realize the long-term value of their investment in Collateral. The plan is designed to guard against partial tender offers and other coercive tactics that might be used in an attempt to gain control of Collateral without paying stockholders a fair premium or to otherwise deprive stockholders of their full interest in the long-term value of Collateral. The rights plan will not prevent a takeover attempt, but is intended to encourage anyone seeking to acquire Collateral to negotiate with our board of directors prior to attempting a takeover. Under the amended terms of the rights plan, the rights would become exercisable on the tenth day following a person or group, other than Schering AG and its affiliates, acquiring 20% or more of our common stock, or announcing a tender or exchange offer for our common stock that would result in the ownership of 20% or more of our common stock by one person or group, other than Schering AG and its affiliates. Each right will entitle stockholders to buy one one-thousandth of a share of newly created Series A preferred stock of the Company at an exercise price of $85.00 subject to adjustment. Until the rights become exercisable, the rights will be represented by, and will automatically trade with, our common stock certificates.

        On October 25, 2001, we reported that the U.S. portion of the GENERX development program was underway and that patients are now being enrolled at an initial 12 U.S. medical centers. In addition, we announced that our development partner, Schering AG, had informed us that the Medicines Control Agency in the United Kingdom authorized the initiation of the large-scale Phase 2b/3 clinical trial in the U.K. as part of the European clinical development for GENERX, our lead product candidate for the potential treatment of stable exertional angina due to coronary artery disease. Patient enrollment for the European trial is expected to begin in March 2002.

Cardiovascular Disease and Current Treatments

        According to the American Heart Association, cardiovascular disease affects nearly 62 million patients in the U.S. It is also a leading cause of death. The American Heart Association also estimated in 2002 that the U.S. healthcare system will spend approximately $199.5 billion annually on the care and treatment of patients with cardiovascular diseases.

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

        The American Heart Association reported in 2002 that an estimated 12.6 million patients in the U.S. have coronary artery disease, including approximately 6.4 million patients with angina. Current treatments for coronary artery disease include drug therapy, coronary artery bypass surgery and catheter-based treatments, including angioplasty, atherectomy and coronary stenting.

        Cardiovascular drug therapies represent a major component of the worldwide pharmaceutical market; however, drug therapy in many cases only treats symptoms and is not a cure, it may have adverse side effects, it may require long-term administration and it can be costly.

        Coronary artery bypass surgery is highly invasive and traumatic to the patient. However, it is often considered the most effective and long-lasting treatment currently available for severe coronary artery disease. While current catheter-based treatments such as angioplasty and coronary stents are less invasive, they are limited by restenosis, a narrowing of the treated coronary artery, which often requires additional interventions. The American Heart Association has estimated that in 1999 the number of surgical procedures in the U.S. for the treatment of coronary artery disease totaled 1.4 million. These procedures included about 571,000 coronary artery bypass surgeries and approximately 601,000 angioplasty procedures.

        Peripheral Vascular Disease.    Peripheral vascular disease results from decreased blood flow in patients with atherosclerosis, usually in the lower limbs. Based on a Datamonitor report which was prepared in 2001, there were an estimated 1.2 million patients in the U.S. suffering from peripheral vascular disease who are at risk for requiring limb amputation. Current treatments for patients with peripheral vascular disease include drug therapy in the initial stages of the disease and surgery if the disease has progressed or is incapacitating. If drug therapy is selected, agents designed to improve blood flow by decreasing blood viscosity and low dose aspirin are therapies of choice. When these agents are used in combination with a program of daily walking and ceasing smoking, improved function may be obtained and the need for invasive surgical therapies may be postponed or eliminated. Surgical intervention includes arterial grafting, surgical removal of the fatty plaque deposits and endovascular treatments such as angioplasty.

        Congestive Heart Failure.    Congestive heart failure is caused when the heart is unable to contract adequately to pump blood throughout the body. The normal physiological stimulation of heart function is generated when chemical transmitters known as catecholamines bind with certain receptors on the surfaces of heart cells, triggering a series of events that result in increased heart rate and force of contraction. Typically, in congestive heart failure, the heart is unable to respond adequately to catecholamines. According to the American Heart Association, in 2002 there were an estimated 4.8 million patients in the U.S. who had congestive heart failure.

        According to the American Heart Association, approximately 80% of male patients and 70% of female patients under 65 with congestive heart failure die within eight years of diagnosis. Current treatments for congestive heart failure include drug therapy, and rarely, heart transplantation. Currently available drug treatments generally only treat symptoms and have a limited effect on the progression of the disease.

        Heart Attack. A heart attack occurs when a blockage in a coronary artery severely restricts or completely stops blood flow to a portion of the heart. When blood supply is greatly reduced or stopped for more than a short time, heart muscle cells die. Heart muscle cells generally lack the ability to multiply to replace the dead cells. In the healing phase, after a heart attack, white blood cells migrate into the area and remove the dead heart muscle cells, and fibroblast cells proliferate and form a fibrous collagen scar in the affected region of the heart. Following a heart attack, the heart's ability to maintain normal function will depend on the location of the damage and the amount of damaged tissue. The American Heart Association estimated that in 2002 approximately 1.1 million patients will have a heart attack and that over 45% of the people who experience a heart attack in a given year will die of it. Current therapeutic treatments for heart attack focus on acute care upon the onset of a heart attack and on long-term care to limit the development of heart failure and recurrent heart attack. A form of drug therapy may be used to dissolve a blood clot immediately following a heart attack. After a heart attack, patients generally are required to take medicines to alleviate symptoms and to make certain lifestyle changes, such as altering their diet, increasing their exercise levels and ceasing smoking.

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

Collateral's Approach

        Our non-surgical cardiovascular gene therapy approach is primarily focused on:

  •
  angiogenesis,

  •
  myocardial adrenergic signaling, and

  •
  heart muscle protection and regeneration.

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

        GENERX™, our initial angiogenic product candidate, is presently in human clinical trials. GENVASCOR™, our product candidate for peripheral vascular disease, is proceeding to human clinical trials. Our other angiogenic product candidates are in various stages of preclinical study.

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

Core Technologies

        Our non-surgical gene therapy products use technology which includes:

  •
  methods of gene therapy,

  •
  therapeutic genes, and

  •
  gene delivery vectors.

        Methods of Gene Therapy.    Our core technologies are focused on the administration of therapeutic genes to patients through the use of non-surgical, intravascular delivery. The products are being developed to be administered by an interventional cardiologist through a standard cardiac catheter. We currently intend to use this technology to provide a means to increase production of specific proteins in living cells and thereby alter cell function as a therapy to treat a disease condition. Several patents related to our methods of delivering angiogenic genes to the heart have been issued in the United Sates and additional applications are pending. Please see "Risks Related to Our Business—If our product candidates do not successfully complete the clinical trial process, we will not be able to market them" and "Risks Related to Patents and Proprietary Information" for further information regarding these methods.

        Portfolio of Therapeutic Genes.    Genes which regulate biological activity in the cardiovascular system are key enabling components of our core technology. Our portfolio includes genes which we either discovered or exclusively licensed for use in the development of cardiovascular gene therapy products. Most of these genes in our portfolio are subject to issued patents and pending patent applications. Please see "Risks Related to Our Business—Risks Related to Patents and Proprietary Information."

        Gene Delivery Vectors.    We are using the human adenovirus gene delivery vector, rendered replication- deficient by deleting specific portions of its DNA and incorporating a particular therapeutic gene or genes. We are also seeking to refine and enhance our proprietary methods of gene therapy to include, for example, modified adenoviral, adeno-associated viral and other gene delivery vectors, and to broaden the application of our methods of gene therapy to treat other cardiovascular diseases.

Product Development Programs

        The following table shows the development status of GENERX™ and our other non-surgical cardiovascular gene therapy product candidates:

Product Candidate	Technology (Designated Gene)	Medical Indication	Development Status
GENERX™	Angiogenesis (FGF-4)	Stable exertional angina due to coronary artery disease	In Clinical Trials
GENVASCOR™	Angiogenesis (FGF-4)	Peripheral vascular disease	Entering Clinical Trials
CORGENTIN™	Angiogenesis (Angiogenic Gene(s ))	Ischemic heart disease	Preclinical
GENEVX™	Angiogenesis (VEGF-145)	Stable exertional angina due to coronary artery disease	Preclinical
CORGENIC™	Myocardial adrenergic signaling (AC-6)	Congestive heart failure	Preclinical
MYOCOR™	Heart muscle regeneration	Heart attack	Research

        GENERX™, which uses the FGF-4 gene in an adenovirus vector, is our initial angiogenic product candidate, designed for the treatment of patients with stable exertional angina due to coronary artery disease. In May 1998, Berlex Laboratories, Inc. initiated a Phase 1/2 clinical trial for GENERX™ in collaboration with us. The Phase 1/2 trial was designed as a placebo-controlled double-blind study and was conducted at 12 medical centers in the U.S. In January 2001, based on results from the Phase 1/2 trial, Collateral reported plans to move forward with Phase 2b/3 clinical trials of GENERX in collaboration with Schering AG. In October 2001, it was announced the U.S. portion of the Phase 2b/3 clinical trial was underway and the European portion had received authorization to begin.

        GENVASCOR™, which uses the FGF-4 gene in an adenovirus vector, is our first product designed for the treatment of peripheral vascular disease. This product candidate is proceeding to clinical trials in collaboration with Schering AG. We believe that this product candidate has the potential to stimulate the growth of collateral blood vessels to increase blood flow and function in an ischemic region of peripheral tissue, particularly the lower limbs.

        CORGENTIN™ which uses an angiogenic gene or combination of angiogenic genes is based on our angiogenesis technology and its application to the treatment of ischemic heart disease, which could include congestive heart failure. We are presently conducting preclinical studies of CORGENTIN™ in order to support an investigational new drug application.

        GENEVX™, which uses a VEGF-145 gene in an adenovirus vector, is also designed for the treatment of patients with stable exertional angina due to coronary artery disease. We believe that this product candidate, like GENERX™, has the potential to stimulate the growth of collateral blood vessels that will increase blood flow and improve heart function in an ischemic region of the heart.

        CORGENIC™ is our first product candidate being developed to enhance the heart's ability to contract for the treatment of congestive heart failure. We are presently conducting preclinical studies of CORGENIC™ in order to support an investigational new drug application.

        We are conducting discovery research to develop a potential product, MYOCOR™, intended to protect and/or cause the regeneration of heart muscle to reduce the effects of muscle cell death and possibly improve heart performance following a heart attack.

Collaborative, Licensing and Research Arrangements

        The following section describing certain collaborative and licensing arrangements contains information concerning the potential fees which are payable by us under those arrangements. We continually evaluate the safety, efficacy and possible commercialization of our therapeutic genes and methods of gene therapy. On the basis of our evaluations, we may alter our current research and development programs. Accordingly, we may elect to cancel, from time to time, one or more of these arrangements subject to any applicable accrued liabilities and, in some cases, termination fees. Alternatively, the party to such arrangement may be entitled to terminate the arrangement. Further, the amounts payable under our arrangements depend on the number of products or indications for which any particular technology licensed under the particular arrangement is used by us. Thus, any statement of potential fees payable by us under each arrangement is subject to a high degree of potential variation from the amounts indicated in this report.

        Our business strategy includes the establishment of research collaborations with major pharmaceutical and biotechnology companies and academic institutions. The purpose of these collaborations is to support and supplement our discovery, preclinical and Phase 1/2 clinical research and subsequent development phases. Our strategy also includes the implementation of long-term strategic partnerships with major pharmaceutical and biotechnology companies to support Phase 2 and Phase 3 clinical trials and product commercialization activities, including product manufacturing, marketing and distribution. To date, we have established one such relationship with Schering AG. For further information regarding this collaboration please see "Other Risks Related to Our Business—We may not be able to successfully establish and maintain collaborative and licensing arrangements which could hinder or prevent our ability to develop and commercialize our potential products" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

  •
  purchase up to $5.0 million of our equity;

  •
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

  •
  pay us milestone payments totaling up to $20.5 million for the initial product, and up to $20.5 million for each new product presented by us and accepted by Schering AG under the terms of the agreement, based on our achievement of milestones pertaining to certain regulatory filings and to Schering's development and commercialization of the products; and

  •
  pay us a royalty rate based on sales of each product, and pay us an additional supplemental royalty based on sales of each product and the product's cost of goods, up to a maximum specified royalty rate, on a country-by-country basis; which royalty payments are to be made from the first commercial sale until the later of 10 years following the first sale in such country or the expiration of the last to expire patent covering technology licensed or developed under the agreement which has valid claims in such country.

        In March 2002, Collateral received a $12.0 million payment from Schering AG for an amendment to our 1996 collaboration, license and royalty agreement with Schering AG. The amendment reduces the level of royalties that could become payable by Schering AG from 15% to 20% of annual net sales of each product to 13 to 18% of annual net sales of each product in exchange for the $12.0 million non-refundable payment.

        In March 2002, we also announced a proposed merger with Schering AG, as discussed above. However, if the proposed merger is not completed, having successfully completed the initial five-year term of our agreement with Schering AG with the advancement of two product candidates to clinical trials, we are no longer under contractual obligation to conduct research and development in the field of angiogenic gene therapy solely with Schering AG. For those product candidates such as GENERX™ and GENVASCOR™ that have already been presented to and accepted by Schering AG for clinical development, Schering AG or its affiliates remain responsible for the manufacture of clinical materials as well as for the conduct and funding of any clinical trials of product candidates. If those products are successfully commercialized, Schering AG would also be responsible for making royalty payments to us based upon sales of the resulting products. For example, in the event of the successful development of

GENERX™ in the U.S., to the extent that U.S. sales are covered by various issued U.S. patents related to methods of gene therapy, our agreement with Schering AG would cover the payment of royalties on sales of GENERX™ throughout the lives of the patents.

        Schering AG has a right of first refusal under our collaboration agreement, through May 2003, to enter into exclusive license agreements with us for new product opportunities that we present to them in the field of angiogenic gene therapy, to the extent the new product arose out of our 1996 base technology in the field or from technology developed under our collaboration agreement. If Schering AG elects to pursue a new product opportunity presented by us, but we are subsequently unable to reach agreement with Schering AG on terms and conditions for the product opportunity, then we may take steps to develop that product on our own or with third parties, so long as we or our licensees pay Schering AG a royalty on sales of the new product. This arrangement is also subject to a residual right of Schering AG to enter into an agreement on the same terms as were offered to a third party.

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

        Either Schering AG or Collateral could also terminate the agreement upon 60 days notice in the event that a dispute of the Steering Committee established under the agreement is not subsequently resolved by the Presidents or Chairmen of Collateral and of Berlex Laboratories on behalf of Schering AG. If Collateral terminates the agreement on such basis, then any rights of Schering AG would become non-exclusive, provided that Schering's obligations to pay royalties would continue. If Schering AG terminates the agreement on such basis, then any licenses granted by us to Schering AG would be terminated. In 1995, Schering AG provided $500,000 in loans to fund our operations. The principal and interest on these loans were repaid in the third quarter of 2001. In May 1996, under the collaboration agreement, Schering Berlin Venture Corp., an affiliate of Schering AG, made an equity investment of $2.5 million in Collateral. Following our securing certain rights to develop a gene, in June 1997, Schering Berlin Venture Corp. made an additional equity investment of $2.5 million in Collateral. In June 1997, Schering Berlin Venture Corp. made an additional equity investment of $679,808 in Collateral. As of December 31, 2001, Schering Berlin Venture Corp. owned 12% of all of our outstanding common stock. As of December 31, 2001, Schering AG had paid us an aggregate of $26.3 million in research and development support and milestone payments.

        We have submitted two additional product opportunities to Schering AG, however the parties have not reached agreement with respect to such additional product opportunities. In that regard, we may consider advancing the first of these new product opportunities, GENEVX™, into Phase 1/2 clinical development as our own product candidate. If we should decide at some point to partner the development of GENEVX™ with a third party other than Schering AG, under the terms of our agreement, Schering AG may retain a right of last negotiation to undertake the commercial development of GENEVX™ on substantially the same business and financial terms and conditions that we agreed to with such third party. If we were to successfully develop GENEVX™ alone or with a third party, Schering AG may be entitled to receive a reciprocal cross-royalty on sales of GENEVX™.

        During the initial five-year term of our agreement with Schering AG, we conducted certain preclinical research and development activities that were funded by Schering AG under the agreement. Since we have now successfully completed the required preclinical research to advance GENERX™ and GENVASCOR™ into human clinical studies, we no longer anticipate requiring recurring financial support for such preclinical activities. To the extent that we perform additional studies for Schering AG, the work would be done on a contract study-by-study basis. If the proposed merger did not occur, we would need to:

  •
  devote additional internal resources, if and to the extent available, to clinical trials, and other product development and commercialization activities;

  •
  scale back or terminate certain research and development programs;

  •
  seek alternative collaborations or financing sources; or

  •
  sell or license rights to some of our proprietary technology, including our genes.

        For more information regarding our collaboration with Schering AG please see "Other Risks Related to Our Business—We may not be able to successfully establish and maintain collaborative and licensing arrangements which could hinder or prevent our ability to develop and commercialize our potential products" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

  University of California License Agreements

        Angiogenesis Gene Therapy.    In September 1995, we entered into an exclusive license agreement with the Regents of the University of California, with the right to sublicense, in the U.S. and in other countries for a gene therapy approach for the promotion and enhancement of angiogenesis. This gene therapy approach is based on scientific discovery research conducted at the laboratory of Dr. H. Kirk Hammond, a co-founder and principal stockholder of our company. The agreement may be canceled by us on 60 days notice, following which we would continue to be responsible only for obligations and liabilities accrued prior to termination. Under the agreement, we are obligated to pay a non-refundable $550,000 licensing fee payable in installments, of which $300,000 had been paid as of December 31, 2001. If we pursue development of products incorporating technology licensed under this agreement, we could be obligated to pay (1) an annual royalty fee based on net sales of products incorporating the technology licensed under the agreement and (2) a minimum annual royalty fee (which may be offset against the previously mentioned net sales-based royalty fee). For the period from 2003 through 2007, the minimum annual royalty fees could amount to $2.15 million and, in each succeeding calendar year after 2007, $750,000 for the life of the agreement.

        Gene Therapy for Congestive Heart Failure.    In January 1997, we entered into an exclusive license agreement with the Regents of the University of California, with the right to sublicense, in the U.S. and in other countries for rights to a gene therapy approach for congestive heart failure. The gene therapy approach relates to increasing myocardial adrenergic responsiveness and is based on scientific discovery research conducted at Dr. Hammond's laboratory. The agreement may be canceled by us on 60 days notice, following which we would continue to be responsible only for obligations and liabilities accrued prior to termination. Under the agreement, we are obligated to pay a nonrefundable $650,000 licensing fee payable in installments, of which $400,000 had been paid as of December 31, 2001. If we pursue development of products incorporating technology licensed under this agreement, we could be obligated to pay (1) an annual royalty fee based on net sales of products incorporating the technology licensed under the agreement and (2) a minimum annual royalty fee (which may be offset against the net sales-based royalty fee). For the period from 2004 through 2008, the minimum annual royalty fee could amount to $2.15 million and, in each succeeding calendar year after 2008, $750,000 for the life of the agreement.

        Angiogenic Gene Therapy for Congestive Heart Failure.    In June 1997, we entered into an exclusive license agreement with the Regents of the University of California, with the right to sublicense, in the U.S. and in other countries for another gene therapy approach for congestive heart failure. This gene therapy approach for promoting and enhancing angiogenesis for the treatment of congestive heart failure is based on scientific discovery research conducted at Dr. Hammond's laboratory. The agreement may be canceled by us on 60 days notice, following which we would continue to be responsible only for obligations and liabilities accrued prior to termination. Under the agreement, we are obligated to pay a non-refundable $325,000 licensing fee payable in installments, of which $150,000 had been paid as of December 31, 2001. If we pursue development of products incorporating technology licensed under this agreement, we could be obligated to pay (1) an annual royalty fee based on net sales of products incorporating the technology licensed under the agreement and (2) a minimum annual royalty fee (which may be offset against the net sales-based royalty fee). For the period from 2005 through 2009, the minimum annual royalty fee could amount to $700,000 and, in each succeeding calendar year after 2009, $300,000 for the life of the agreement.

        The University of California licensing agreements formed the initial basis for our technology regarding methods of gene therapy and were entered into to advance our present efforts to develop gene therapy products.

        Each of these agreements provides us with exclusive rights, subject to rights of the U.S. government, to develop and commercialize technology covered by patent applications that have been filed in the U.S. and in certain other countries. Under the terms of these agreements, we are required to satisfy due diligence provisions with respect to the timely development and commercialization of products covered by patents under the terms of the agreements. If we fail to meet the due diligence deadlines, the Regents may terminate the agreement or reduce the exclusive licenses to nonexclusive licenses. We are entitled to an extension of the due diligence deadlines upon payment of certain fees. In the event of a material breach by us of any of these agreements, which remains uncured for 60 days, the agreement that was breached may be terminated by the Regents.

  Cell Cycle Regulation Technology Option Agreement

        In January 2001, we entered into an exclusive option agreement with the Regents of the University of California regarding technology involved in human cell cycle regulation. Under the terms of the agreement, we have the option of obtaining exclusive worldwide rights to certain technologies discovered by researchers at the University of California, San Francisco. We currently intend to develop these technologies for use in therapeutics for the potential treatment of heart disease, including heart failure and heart attack. As part of that process, we currently intend to expand its research and development in the area of cell cycle regulation in collaboration with Dr. Harold S. Bernstein of University of California, San Francisco.

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

        Under this agreement, we agreed to pay New York University license fees through the completion of the first full year of sales of licensed product which, if made through the year 2004, would aggregate up to $275,000, of which $200,000 was paid as of December 31, 2001. If we pursue development of licensed products under this agreement, we could be obligated to pay up to an aggregate amount of $3.5 million, of which $500,000 has been paid as of December 31, 2001, for each product in milestone payments. In addition, beginning in the year in which we complete one full year of sales of licensed products and continuing thereafter until the agreement terminates or expires, we could also be obligated to pay minimum annual royalty fees of up to $500,000 which may be offset against annual royalty fees based on net sales of licensed products during each calendar year. We have also funded a three-year research program directed by us using the technology covered by the patents and applications.

        Under the terms of this agreement, we are required to satisfy certain due diligence provisions with respect to the timely development and commercialization of products covered by patents under the terms of the agreement. Failure to meet any due diligence requirements could result in the termination of the agreement unless we and New York University mutually agree otherwise or we pay New York University an additional fee to extend the due diligence deadline. New York University may terminate the agreement upon a failure to pay any amounts due under the agreement which remains uncured for 30 days or upon any other material breach of the agreement by us which remains uncured for 60 days. On April 28, 1998 and March 24, 2000, we amended this agreement with New York University to expand the scope of the research conducted under this agreement and pay additional funds to New York University. In connection with this research program, we were obligated to pay up to $1.1 million in research funding, of which $873,000 has been paid as of December 31, 2001.

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

        If we pursue development of products or processes incorporating technology licensed under this agreement, then, in addition to a $16,000 paid license fee we would be obligated to pay up to an aggregate of $450,000 (of which $125,000 had been paid as of December 31, 2001). Milestone payments are paid on a per product or process basis upon successful achievement of certain product development benchmarks. In addition, beginning the later of (a) the year 2004 or (b) the issuance in the U.S. and/or the European Union of a patent covering certain patentable material licensed under the agreement, we could be obligated to pay minimum annual royalties up to an aggregate amount of $1.2 million through the year 2008. In each succeeding calendar year after 2008, we could be obligated to pay a minimum annual royalty of $500,000 for the life of the agreement. These minimum annual royalties may be offset against annual royalty fees payable by us based on net sales of any products covered by any patents that issue.

        Under the terms of this agreement, we are required to satisfy certain due diligence provisions with respect to the timely development and commercialization of products covered by any patents under the agreement. If the due diligence deadlines are not met, we may extend the due diligence deadline for 12 months upon payment of an additional fee. As of December 31, 2001, we have paid $200,000 for four extensions of these deadlines. Technion may terminate the agreement in the event of a material breach of the agreement by us which remains uncured for 60 days. We may terminate the agreement at our option upon 60 days written notice and payment of a termination fee.

  University of Texas Research and License Agreement

        In August 2000, we entered into an agreement with the University of Texas to exclusively license certain human genes and to sponsor additional research focused on cardiac cell differentiation. We will pay licensing fees and royalties based on sales of products that Collateral may develop based on technology licensed under the agreement. Under this agreement, we agreed to pay up to $1.0 million for research support and licensing fees, excluding royalties, of which $713,000 has been paid as of December 31, 2001.

  Veterans Medical Research Foundation Research Agreements

        Since 1995, we have contracted with the Veterans Medical Research Foundation located in San Diego, California and operating at the Veterans Affairs Medical Center to conduct certain research activities. In March 1999, we entered into another three-year agreement with the Veterans Medical Research Foundation, which has been extended to June 2002. Under this agreement, Dr. Hammond, who serves as the investigator for the related studies, and the Veterans Medical Research Foundation agree to utilize their best efforts to conduct studies in the field of cardiovascular disease. In consideration for such services, we have agreed to pay the Veterans Medical Research Foundation monthly fees based on the overall level of expenditures for research and development, plus certain administrative overhead charges. To the extent that U.S. government resources are used in connection with the work done, the U.S. government may have certain rights as defined by U.S. law and may choose to exercise those rights.

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

        Our business success will depend on our ability and the ability of our licensors:

  •
  to obtain patent protection of our technologies, both in the U.S. and in other countries,

  •
  to defend patents once obtained,

  •
  to maintain trade secrets and operate without infringing upon the patents and proprietary rights of others, and

  •
  to obtain appropriate licenses to patents or proprietary rights held by others, if any, that may relate to our technology, both in the U.S. and in other countries.

        For more detailed information regarding the importance of our proprietary rights and related risks, please see "Risks Related to Our Business—Risks Related to Patents and Proprietary Information."

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

        For further information regarding the impact of various government regulations please see "Risks Related to Our Business—If our product candidates do not successfully complete the clinical trial process, we will not be able to market them.", "Other Risks to Our Business—We depend on third-party manufacturers or collaborators to manufacture our products which may delay or impair our ability to develop and commercialize products on a timely and a competitive basis or adversely affect our potential future profitability", and "We may incur substantial cost related to our use of hazardous materials." Please also see "Risks Related to Our Industry—We are subject to extensive government regulation which could prevent or delay the commercialization of our products."

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

        Additionally, there are a number of medical device companies which are developing innovative surgical procedures. These include laser-based systems to stimulate coronary angiogenesis, as well as surgical devices and catheter-based treatments, including balloon angioplasty, atherectomy and coronary stenting. In addition, our potential products will be required to compete with existing pharmaceutical products, or products developed in the future, that are based on new or established technologies. For further information regarding competition in our industry, please see "Risks Related to Our Industry—We face intense competition in our industry which could render our potential products less competitive or obsolete."

Manufacturing

        Schering AG is responsible for all activities relating to the manufacture of products developed under our agreement with them. We do not have manufacturing capacity and currently plan to establish relationships with others for the manufacture of clinical trial material and the commercial production of our other products. We may not be able to establish relationships with manufacturers on commercially acceptable terms. In addition, we cannot be sure that Schering AG or others will be able to manufacture products in commercial quantities under current Good Manufacturing Practices as required by the FDA on a cost-effective basis. For further information regarding risks related to manufacturing, please see "Other Risks to Our Business—We may not be able to successfully establish and maintain collaborative and licensing arrangements which could hinder or prevent our ability to develop and commercialize our potential products" and "We depend on third-party manufacturers or collaborators to manufacture our products which may delay or impair our ability to develop and commercialize products on a timely and a competitive basis or adversely affect our potential future profitability."

Sales and Marketing

        We do not plan to develop our own sales and marketing capability for our products. We plan to rely solely upon strategic partners to market and sell our products. Schering AG is responsible for all activities relating to the marketing and sale of products developed under our agreement with them. For further information regarding factors impacting our ability to sell and market our products, please see "Other Risks Related to Our Business—We may not be able to successfully establish and maintain collaborative and licensing arrangements which could hinder or prevent our ability to develop and commercialize our potential products" and "We depend on third-party manufacturers or collaborators to manufacture our products which may delay or impair our ability to develop and commercialize products on a timely and competitive basis or adversely affect our potential future profitability."

Human Resources

        As of December 31, 2001, we had 70 full-time employees, including 50 in research and development, including clinical and regulatory affairs, and 20 in finance, legal and other administration. Of these employees, 30 hold advanced degrees, of which 19 are M.D.s or Ph.D.s. Our success will depend in large part on our ability to attract and retain key employees and scientific advisors. Competition among biotechnology and pharmaceutical companies for highly skilled scientific and management personnel is intense. We may not be able to retain our existing personnel or advisors, or attract additional qualified employees. For further information regarding our key personnel please see "Other Risks Related to Our Business—If we are not able to attract and retain key personnel and advisors, it may adversely affect our ability to obtain financing or develop our products."

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

Risks Related to Our Proposed Merger with Schering AG

The market value of shares of Schering AG that our stockholders receive in the proposed merger will vary as a result of the fixed exchange ratio and stock price fluctuations.

        Upon completion of the merger, each share of our common stock would be converted into 0.1847 of American Depositary Shares (ADSs) of Schering AG. The ratio at which the shares would be converted is fixed, and there would be no adjustment for changes in the market price of either our common stock or Schering ADSs. Any changes in the price of Schering ADSs would affect the value that our stockholders receive in the merger. Our common stock and the Schering ADSs have historically experienced significant volatility, and the value of the shares of the Schering ADSs received in the merger may decrease. Stock price changes may result from a variety of factors that are beyond our or Schering AG's control. Neither party is permitted to terminate the merger agreement or resolicit the vote of its security holders solely because of changes in the market price of either party's shares.

        The prices of our common stock and the Schering ADSs at the closing of the merger may vary from their respective prices on the date of this document and on the date of our special meeting to vote on the merger. Because the date the merger is completed may be later than the date of our stockholders' meeting to vote on the merger, the prices of our common stock and the Schering ADSs on the date of our stockholders' meeting to vote on the merger may not be indicative of their respective prices on the date the merger is completed.

Failure to complete the merger with Schering AG could negatively impact our stock price and future business and operations.

        If the merger with Schering AG is not completed for any reason, we may be subject to a number of risks which could adversely affect our results of operations, cash liquidity and potentially our stock price, including the following:

  •
  the price of our common stock may decline to the extent that the current market price of that stock reflects an assumption that the merger will be completed;

  •
  we must pay our expenses related to the merger, including substantial legal, accounting and financial advisory fees, and employee retention bonuses, even if the merger is not completed; and

  •
  if the merger agreement is terminated, we may be required in specific circumstances to pay a termination fee of $7 million to Schering AG and/or reimburse certain of Schering AG's expenses.

        Some potential collaborators may, in response to the merger announcement, delay or defer pursuing collaborative relationships with us. In addition, current and prospective employees could experience uncertainty about their future role with Schering AG until its strategies with regard to us are announced and executed. This could adversely affect our ability to establish relationships with manufacturing, sales and marketing collaborators and to attract and retain key management, research and development personnel.

        Further, if the merger agreement is terminated and our board of directors determines to seek another merger or business combination, it may not be able to find a partner willing to offer an equivalent or more attractive price than that which would have been offered in the merger with Schering AG.

        Prior to the completion of the merger and unless the merger agreement with Schering AG is terminated, we believe that the current price of our common stock will be affected in large part by the expectation that the merger will be completed and that our stockholders will become shareholders of Schering AG. We believe the price of our common stock currently is affected by the price of the Schering AG ADSs. The price of the Schering AG ADSs may be affected by factors different from those affecting the price of our common stock.

        If the merger with Schering AG is completed, the holders of our common stock will become holders of American Depositary Shares of Schering AG. Schering AG's business differs from our business, and Schering AG's financial condition, results of operations, and stock price may be affected by factors different from those that may have affected our financial condition, results of operations and common stock price before the merger.

Risks Related to Our Business

We have incurred losses since inception and may never be profitable. We are uncertain with respect to additional funding and may be unable to meet our future capital needs. As a result, there is substantial doubt about our ability to continue to operate as a going concern.

        Collateral was formed in 1995 and has only a limited operating history to review in evaluating our business and prospects. We have incurred operating losses since our inception in 1995. As of December 31, 2001, our accumulated deficit was approximately $44.0 million. We expect to incur additional losses for the foreseeable future. We also expect our losses to increase as our research and development efforts and clinical trials progress.

        If the merger with Schering AG as discussed above is not completed, we intend to raise additional equity financing to fund future operations, repay lease commitments and to provide additional working capital. However, there is no assurance that such financings could be consummated or obtained in sufficient amounts to meet our needs. These conditions would raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects of recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

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

        We believe that our cash and anticipated sources of funding will be adequate to satisfy our anticipated capital needs until at least November 2002. We expect that we will need to seek additional funding through new collaborations, an extension of our existing collaboration, or through public or private equity or debt financings. However, we may be unable to extend or expand our collaborations, and additional financing may not be available on acceptable terms or at all.

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

        Many factors can adversely affect clinical trials. For example, clinical trials are often conducted with patients who have the most advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse events for reasons that may or may not be related to the proposed product being tested. For instance, as reported in December 1999, the death of a patient enrolled in the Phase 1/2 trial for GENERX, which occurred approximately five months after the one-time product administration, was determined to have been unlikely to be causally related to the therapy. However, even if unrelated to our product, such events can nevertheless adversely impact our clinical trials. As a result, our ability to ultimately develop and market the products and obtain revenues would suffer.

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

        In addition, our ability to complete clinical trials depends on many factors, including obtaining adequate clinical supplies and having a sufficient rate of patient recruitment. For example, patient recruitment is a function of many factors, including:

  •
  the size of the patient population;

  •
  the proximity of patients to clinical sites;

  •
  the eligibility criteria for the trial;

  •
  the perceptions of investigators and patients regarding safety; and

  •
  the availability of other treatment options.

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

Future mergers, acquisitions or investments in businesses, products or technologies could harm our business, operating results and stock price.

        If the proposed merger with Schering AG is not completed, we could merge with, invest in or acquire other businesses, products or technologies that are intended to complement our existing business. Our management has limited prior experience in assimilating merged or acquired companies. Any acquisitions or investments we complete would likely involve some or all of the following risks:

  •
  diversion of resources,

  •
  disruption of our ongoing business,

  •
  difficulty of assimilating the new operations and personnel, products or technologies, and

  •
  impairment of relationships with employees or other collaborators.

Risks Related to Patents and Proprietary Information

If our products are not effectively protected by valid issued patents or if we are not otherwise able to protect our proprietary information it could harm our business.

        Our business success will depend in part on our ability and that of our licensors to:

  •
  obtain patent protection for our methods of gene therapy, therapeutic genes and/or gene-delivery vectors both in the U.S. and in other countries with substantial markets;

  •
  defend patents once obtained;

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

        We expect to rely on collaborative partners to develop and/or market our products. As a result, we may depend on collaborators to perform some or all of the following activities:

  •
  fund preclinical studies;

  •
  fund clinical development;

  •
  obtain regulatory approvals; and

  •
  manufacture and market any successfully developed products.

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

        Disputes may arise with our collaborators about who has ownership rights to any technology developed. These disputes could have the following results:

  •
  delay achievement of milestones or receipt of milestone payments;

  •
  adversely affect collaborative research, development and commercialization of potential products; or

  •
  lead to litigation or arbitration.

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

        We have entered into a research and development collaboration with Schering AG in the field of angiogenic gene therapy. Under this agreement, Schering AG has the following rights that could adversely affect the development of potential products under our collaboration:

  •
  discretion to pursue or not to pursue any development programs with us;

  •
  the right to terminate the agreement at any time if we materially breach the agreement or on 60 days written notice subject to the payment of a termination fee; and

  •
  the right to terminate the agreement upon 90 days written notice, without payment of a termination fee, if a competitor of Schering AG or us acquires substantially all of our assets or 49% or more of our voting stock.

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

        Further, our manufacturers may experience a variety of problems in manufacturing our products, including:

  •
  an inability to manufacture commercial quantities of our products on a cost-effective basis;

  •
  non-compliance with current Good Manufacturing Practices mandated by the FDA or by any other regulatory authority;

  •
  manufacturing or quality control problems; or

  •
  an inability to obtain or maintain the governmental licenses and approvals required to manufacture our products.

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

        Our success will depend on the market acceptance of our products. The degree of market acceptance will depend upon a number of factors, including:

  •
  the receipt and scope of regulatory approval;

  •
  the establishment and demonstration in the medical community of the safety and effectiveness of our products and their potential advantages over other treatments; and

  •
  reimbursement policies of government and healthcare payors.

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

        Our future success also depends on recruiting additional qualified management, operations and scientific personnel. To pursue our research and development programs, we will need to hire additional qualified scientists and managers. There is intense competition for these qualified personnel among numerous pharmaceutical and biotechnology companies, universities and other research institutions. We could be disadvantaged in our attempts to attract and retain personnel by the fact that we have announced the proposed merger with Schering AG. If we are not able to attract and retain key personnel, we may not successfully develop our products or achieve our other business objectives.

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

        The market prices and trading volumes for securities of emerging companies in our industry have historically been highly volatile and have experienced significant fluctuations. These fluctuations may be unrelated or disproportionate to the operating performance of companies. Our common stock has been publicly traded since July 1998. As of December 31, 2001, our common stock has traded as low as $2.81 per share and as high as $50.125 per share. In addition to factors related to the volatility of our industry and the stock market, the market price of our common stock may be affected by announcements regarding:

  •
  developments related to the pending merger with Schering AG or the operating results or stock price of shares of Schering AG;

  •
  results of research in our laboratories or in other laboratories;

  •
  technological innovations or new products introduced by us or by competitors;

  •
  development testing and clinical trial progress of our own or our competitors' product candidates;

  •
  changes in government regulations or their implementation;

  •
  developments concerning our own or competitors' proprietary rights;

  •
  litigation or other adverse proceedings;

  •
  public perception regarding the safety of our products or of gene therapy in general;

  •
  securities analysts' expectations or other financial factors; or

  •
  mergers or strategic alliances in the biotechnology and pharmaceutical industries

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

        In addition, our charter authorizes our board of directors to issue shares of undesignated preferred stock without stockholder approval on terms that the board may determine. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to our other stockholders or otherwise adversely affect their rights and powers, including voting rights. Moreover, the issuance of preferred stock or the triggering of rights under our Stockholder Rights Plan may make it more difficult for another party to acquire, or may discourage another party from acquiring voting control of us.

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

        There are a number of potential gene therapies, cell therapy treatments and angiogenic protein infusion therapies which could compete with our potential products. Our products would also be forced to compete with drugs or other pharmaceutical products. In addition, a number of new surgical procedures could compete with our potential products, including:

  •
  catheter-based treatments such as balloon angioplasty, atherectomy and coronary stenting; and

  •
  laser-based systems to stimulate angiogenesis in the heart.

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

        The efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect our business and financial condition as a biotechnology company. In the U.S., government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new products approved for marketing by the FDA. These cost containment efforts are currently increasing in response to recent initiatives to reform healthcare delivery. As managed care organizations continue efforts to contain health care costs, we believe these organizations may attempt to restrict the use of or limit coverage and reimbursements for new products such as those being developed by us. Internationally, where national healthcare systems are prevalent, little if any funding may be available for new products, and cost containment and cost reduction efforts can be more pronounced than in the U.S. These cost controls may have a material adverse effect on our revenues and profitability and may affect our ability to raise additional capital in a number of ways, including:

  •
  decreasing the price we, or any of our partners or licensees, receive for any of our products;

  •
  preventing the recovery of development costs, which could be substantial; and

  •
  minimizing profit margins.

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

Item 4. Submission of Matters to a Vote of Securities Holders.

        No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

        Our common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol CLTX. Our common stock began trading on July 2, 1998.

        Set forth below is the range of high and low closing sale prices for our common stock for each quarter in 2000 and 2001, as regularly quoted in the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2000
First Quarter	$44.375	$18.750
Second Quarter	$39.000	$22.000
Third Quarter	$31.000	$22.625
Fourth Quarter	$30.375	$17.688
2001
First Quarter	$23.813	$9.594
Second Quarter	$10.500	$6.000
Third Quarter	$7.730	$2.870
Fourth Quarter	$7.760	$4.300

        As of February 28, 2002, there were approximately 3,939 beneficial stockholders of our common stock including 138 holders of record. No dividends have been paid on the common stock since our inception, and we do not anticipate paying any dividends in the foreseeable future.

        On September 19, 2001, the board of directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of our common stock held by stockholders of record on October 1, 2001. Each right entitles the registered holder to purchase from us a unit composed of one one-thousandth of a share of Series A Junior Participating Preferred Stock of Collateral, at a price of $85.00 per one one-thousandth of a share, subject to adjustment.

        On March 19, 2002, our board of directors amended the rights agreement so as to prevent Schering AG from being deemed an acquiring person in connection with our proposed merger with it. As currently in effect, the rights would become exercisable on the tenth day following a person or group, other than Schering AG and its affiliates, acquiring 20% or more of our common stock, or announcing a tender or exchange offer for our common stock that would result in the ownership of 20% or more of our common stock by one person or group, other than Schering AG and its affiliates. At any time on or prior to the close of business on the tenth day following the first date of a public announcement that a person or group, other than Schering AG and its affiliates, has acquired beneficial ownership of 20% or more of our common stock, the rights are redeemable for one cent per right at the option of our board of directors. The rights expire on September 19, 2011. For a more complete description of the terms of the rights, please see the rights agreement, dated as of September 19, 2001, as amended on March 19, 2002 by and between us and American Stock Transfer & Trust Company, as rights agent, filed as an exhibit to our registration statement on Form 8-A (000-24505) filed on September 20, 2001 and Form 8-K filed on March 21, 2002.

Item 6. Selected Financial Data

        The following information has been summarized from the financial statements included elsewhere in this report and should be read in conjunction with such financial statements and the related notes (in thousands except per share amounts):

	Years Ended December 31,
	2001	2000	1999	1998	1997
Summary Statements of Operations:
Revenues under collaborative research and development agreement with a related party	$5,211	$2,000	$6,392	$5,403	$5,647

Operating expenses:
Research and development	(14,048)	(11,398)	(9,858)	(7,451)	(5,165)
General and administrative	(6,688)	(7,281)[1]	(5,445)	(3,343)	(1,768)
Interest and other, net	955	2,075	1,185	487	167

Net loss	$(14,570)	$(14,604)	$(7,726)	$(4,904)	$(1,119)

Net loss per share (basic and diluted)	$(1.10)	$(1.12)	$(0.67)	$(0.62)	$(0.24)

Weighted average shares used in computing net loss per share (basic and diluted)	13,259	13,046	11,471	7,968	4,651

1
General and administrative expenses includes a $1.0 million non-cash charge related to a stock contribution to the UCSD Cardiovascular Center, as discussed in further detail in the Notes to Financial Statements.

	December 31,
	2001	2000	1999	1998	1997
Summary Balance Sheets:
Assets:
Cash, cash equivalents and short-term investments	$10,936	$27,166	$39,628	$15,261	$5,605
Milestone receivable from related party	—	—	—	—	2,000
Property and equipment, net	4,732	3,053	3,065	3,413	294
Other assets	1,108	1,349	723	593	171

Total Assets	$16,776	$31,568	$43,416	$19,267	$8,070

Liabilities and Stockholders' Equity:
Accounts payable and accrued expenses	$2,547	$2,178	$1,864	$1,647	$595
Notes payable to related party, including accrued interest	—	697	656	624	588
Short-term portion of notes payable	479	322	222	222	—
Long-term portion of notes payable	1,058	426	519	723	—
Deferred revenue	—	—	—	164	155
Stockholders' equity	12,692	27,945	40,155	15,887	6,732

Total Liabilities and Stockholders' Equity	$16,776	$31,568	$43,416	$19,267	$8,070

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

  Overview

        Collateral is focused on the discovery and development of non-surgical gene therapy products for the potential treatment of cardiovascular diseases, including coronary artery disease, peripheral vascular disease, congestive heart failure and heart attack. Our initial non-surgical gene therapy product candidates are designed to promote and enhance angiogenesis, a natural biological process that results in the growth of additional blood vessels which can carry blood flow to oxygen-deprived tissues. We intend to continue to focus on research and development of cardiovascular products. We currently have two angiogenic gene therapy product candidates, GENERX™ and GENVASCOR™, which are advancing in clinical studies supported by our development partner, Schering AG, based on the human Fibroblast Growth Factor-4 (FGF-4) gene.

        Our lead product candidate, GENERX™, is a non-surgical angiogenic gene therapy which is being developed as a potential treatment for patients with stable exertional angina. According to the American Heart Association, angina affects approximately 6.4 million Americans. GENERX™ is now being evaluated in a worldwide clinical development program by our development partner Schering AG. The objective of these clinical trials will be to establish definitive proof of safety and efficacy of GENERX™ in large-scale patient populations. The GENERX™ clinical development program, which seeks to enroll up to about 1,000 patients, is intended to include two pivotal Phase 2b/3 clinical trials, one in the U.S. and one in Europe. Upon completion, it is expected that results of these studies, along with data from other development activities, could be used to support a marketing application for product registration to the U.S. Food and Drug Administration (FDA) and the European Agency for the Evaluation of Medicinal Products (EMEA). Under our collaboration, license and royalty agreement with Schering AG, either Schering AG or its affiliates would be responsible for manufacturing clinical materials as well as for conducting and funding these clinical trials.

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

        Having successfully completed the initial five-year term of our agreement with Schering AG with the advancement of two product candidates to clinical trials, Collateral is no longer under a contractual obligation to conduct research and development in the field of angiogenic gene therapy solely with Schering AG. For those product candidates such as GENERX™ and GENVASCOR™ that have already been presented to and accepted by Schering AG for clinical development, Schering AG or its affiliates remain responsible for the manufacture of clinical materials as well as for the conduct and funding of any clinical trials of product candidates. If such products are successfully commercialized, Schering AG would also be responsible for making royalty payments to Collateral based upon sales of the resulting products. For example, in the event of the successful development of GENERX™ in the U.S., to the extent that U.S. sales are covered by various issued U.S. patents related to methods of gene therapy, our agreement with Schering AG would cover the payment of royalties on sales of GENERX™ throughout the lives of such patents.

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

Liquidity and Capital Resources

        From inception through December 31, 2001, we have primarily financed our operations through the private and public offering of our equity securities and through collaborative research and development revenues from Schering AG. We have raised $31.3 million in net proceeds from a private placement of equity securities, $13.0 million in net proceeds from our initial public offering of our common stock and aggregate net proceeds of $9.9 million from other private sales of equity securities. As of December 31, 2001, Schering AG has paid us an aggregate of $32.0 million, of which $26.3 million was for research and development support and milestone payments, and $5.7 million for equity investments. In March 2002, we received an additional $12.0 million payment from Schering AG for an amendment to our collaboration, license and royalty agreement with Schering AG. This amendment reduces the level of royalties that could become payable by Schering AG from 15 to 20% of annual net sales of each product to 13 to 18% of annual net sales of each product in exchange for the $12.0 million non-refundable payment.

        As of December 31, 2001, Collateral had a total of $1.5 million outstanding in equipment loans. The first loan had a balance of $0.1 million. This loan bears interest at 10.17% and is secured by certain equipment. In May 2001, Collateral signed an agreement for a second equipment loan of up to $2.1 million, of which $1.4 million is outstanding. This loan was used to purchase new equipment primarily for the research and development center expansion. This loan bears interest at 10.35%, is secured by equipment, and will be repaid monthly over a four-year term. In the third quarter of 2001, Collateral repaid its loans from Schering AG of $0.7 million, which included principal and interest. Collateral also repaid its bank loan of $0.4 million in the third quarter of 2001.

        At December 31, 2001, cash, cash equivalents and short-term investments were $10.9 million compared to $27.2 million at December 31, 2000. Decreases in cash, cash equivalents and short-term investments were primarily due to the expansion of our research and development center as well as research and development expenses and general and administrative expenses not funded under our collaboration with Schering AG.

        During the initial five-year term of our agreement with Schering AG, we conducted certain preclinical research and development activities that were funded by Schering AG under the agreement. Since we have now successfully completed the required preclinical research to advance GENERX™ and GENVASCOR™ into human clinical studies, we no longer anticipate requiring recurring financial support for such activities. To the extent that Collateral performs additional studies for Schering AG, such work would be done on a contract study-by-study basis. In addition, having successfully completed the initial five-year term of our agreement with Schering AG, with the advancement of two product candidates into clinical trials, Collateral is no longer under a contractual obligation to conduct its research and development in the field of angiogenic gene therapy solely with Schering AG. For those product candidates such as GENERX™ and GENVASCOR™ that have already been presented to and accepted by Schering AG for clinical development, Schering AG or its affiliates remains responsible for manufacturing clinical materials and for conducting and funding any clinical trials of product candidates, and if successfully commercialized, for making royalty payments based upon sales of the resulting products. Pursuant to the terms of our agreement with Schering AG, we also submitted two additional product opportunities to Schering AG; however, agreement has not been reached regarding those additional product opportunities. In that regard, we may consider advancing the first of these new product opportunities, GENEVX™, into Phase 1/2 clinical development as our own product candidate. If we should decide at some point to partner the development of GENEVX™ with a third party other than Schering AG, under the terms of our agreement, Schering AG may retain a right of last negotiation to undertake the commercial development of GENEVX™ on substantially the same business and financial terms and conditions that we agreed to with such third party. If we were to successfully develop GENEVX™ alone or with a third party, Schering AG may be entitled to receive a reciprocal cross-royalty on sales of GENEVX™. Our ongoing relationship with Schering AG is expected to change as a result of the proposed merger agreement, as discussed above.

        We generally invest excess cash in high credit quality debt instruments of corporations and financial institutions. We rely on credit rating agencies in determining the quality of the debt instruments. Working capital decreased by $16.4 million to $8.4 million for the year ended December 31, 2001 compared to a decrease in working capital of $12.7 million for the prior year. The decrease in working capital in 2001 is primarily due to $13.1 million of cash used for operating activities and $3.3 million used for the expansion of our research and development center. The decreased working capital in 2000 was primarily related to $12.2 million of cash used for operating activities.

        We have entered into certain technology license agreements related to our methods of gene therapy, therapeutic genes and gene delivery vectors. To retain certain licensing rights under these cancelable agreements, we anticipate that we may be required to make aggregate payments of approximately $0.2 million through the remainder of 2002.

        Our core technologies are focused on the development of non-surgical cardiovascular gene therapy products that promote angiogenesis, enhance myocardial adrenergic signaling or promote heart muscle regeneration. We have in-licensed certain technology covering methods of gene therapy and therapeutic genes for use with our methods of gene therapy. We have currently designated one gene, fibroblast growth factor-4, licensed from New York University, for use in the development of two angiogenic gene therapy products: (1) GENERX™, a non-surgical angiogenic gene therapy product designed as a treatment for patients with stable exertional angina due to coronary artery disease, and (2) GENVASCOR™, a non-surgical angiogenic gene therapy product designed as a treatment for patients with peripheral vascular disease. Under the terms of our agreement with Schering AG, Collateral is entitled to milestone payments when a product reaches certain stages in the commercial development process. As of December 31, 2001, Collateral had received $6.0 million in milestone payments for the clinical advancement of GENERX™ and GENVASCOR™. Upon any successful commercialization of these two angiogenic gene therapy products using the fibroblast growth factor-4 gene, the total financial milestone obligations, licensing fees and other related amounts payable by us under license agreements with New York University, covering the use of the fibroblast growth factor-4 gene, and the University of California, covering certain technology relating to methods of gene therapy, could total up to $5.3 million. This amount includes $1.9 million which we have paid through December 31, 2001. We are currently considering the independent commercial development of a third non-surgical angiogenic gene therapy product candidate, GENEVX™, for the potential treatment of ischemic heart disease based on the Vascular Endothelial Growth Factor-145 (VEGF-145) gene. Upon any successful commercialization of this angiogenic gene therapy product using the VEGF-145 gene, the total financial milestone obligations, licensing fees and other related amounts payable by us under a license agreement with Dimotech Ltd., covering the use of the VEGF-145 gene, could total up to $0.7 million. This amount includes $0.3 million which we have paid through December 31, 2001. In addition, upon any successful commercialization of our angiogenic gene therapy products, we would be required under the foregoing license agreement to make royalty payments based on sales of products.

        In addition to GENERX™, GENVASCOR™ and GENEVX™, we have another non-surgical angiogenic gene therapy product candidate, GENECOR™, which is progressing through our preclinical research. The angiogenic gene to be designated by us for use in development of GENECOR™will not be finalized until we have progressed further in our evaluation process. We are also conducting preclinical studies for CORGENIC™, a product candidate based on our myocardial adrenergic signaling technology in order to support a potential investigational new drug application. Based on our current agreements covering in-licensed technology, if our non-surgical cardiovascular gene therapy products are successfully commercialized, our total financial obligations pursuant to licensing agreements with respect to all five of our products which are currently beyond the research stage could range from between $7.8 million to $9.6 million, of which $2.9 million has been paid through December 31, 2001. Our financial obligations will vary depending on the selection of therapeutic genes for use in our gene therapy products. However, these amounts could be significantly increased or decreased depending on the outcome of our research and commercialization activities pursuant to the collaboration with Schering AG and/or the outcome of our internally-funded research. In addition, we would be required to pay a royalty on net sales of products that utilize in-licensed technology. In August 2000, we entered into an agreement with the University of Texas to exclusively license certain human genes and to sponsor additional research focused on cardiac cell differentiation. We will pay licensing fees and royalties based on sales of products that Collateral may develop based on technology licensed under the agreement. Under this agreement, we agreed to pay up to $1.0 million for research support and licensing fees, excluding royalties, of which $0.7 million has been paid. The information set forth above with respect to potential fees payable by us for in-licensed technology involves many variables and is subject to a high degree of potential variation. We may also elect or be required to obtain license rights to other methods of gene therapy, therapeutic genes and/or vectors based on our product development and commercialization requirements.

        On March 20, 2002, we announced that we had entered into an Agreement and Plan of Merger with Schering AG. Under the terms of the agreement, we would become a wholly-owned subsidiary of Schering AG and each issued and outstanding share of our common stock would be converted into the right to receive 0.1847 of an American Depositary Share of Schering AG. The merger cannot be completed unless specified conditions are satisfied, including approval by Schering AG security holders and approval by our stockholders. Holders of approximately 26.7% of the outstanding shares of our common stock entered into a voting agreement with Schering AG that requires these stockholders to vote in favor of the adoption of the merger agreement with Schering AG. The merger is also subject to the reporting and waiting provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We have provided additional information about some of the potential adverse effects of the proposed merger under the caption "Risks Related to Our Business" in this report. Additionally, our independent business plans as discussed in the report are restricted by provisions of the merger agreement and may change due to the current merger proposal.

        To date, substantially all revenue received by us has been from our collaboration with Schering AG, and we expect that substantially all revenue for the next several years would come from this and/or other potential collaborations. However, we may not be able to complete the merger with Schering AG or extend the Schering arrangement or establish other collaborations on acceptable terms, if at all, or assure that current or future collaborations will be successful and provide adequate funding to meet our needs. In addition to substantial costs we may incur related to our proposed merger with Schering AG, if the merger does not occur we would expect to incur increases in operating expenses over the next two years as we accelerate our research and development activities and potentially initiate or expand other product development activities and collaborations. We may also elect or need to purchase additional technologies or enter into other corporate transactions which may require substantial cash outlays. Increases in operating expenses will include, but are not limited to, increased personnel costs, rent, payments to research institutions and consultants, supplies and other costs resulting from operating our facilities, as well as expenses associated with other product development and/or commercialization activities that we undertake. To the extent these costs are incurred in fields other than angiogenic gene therapy or are otherwise not reimbursable under any existing or new arrangement with Schering AG, we currently intend to use our available cash and future debt or equity financings to cover such expenses.

        Based on our current business strategy, the development of non-surgical cardiovascular gene therapy products will require our continued commitment of substantial resources to conduct research, preclinical studies and clinical trials, and to augment quality control, regulatory and administrative capabilities. Our future capital requirements will depend on many factors, including the pace of scientific progress in our research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the costs of any potential litigation or other dispute resolution, competing technological and market developments, our dependence on third parties for activities related to the development and commercialization of our potential products (including our need to establish additional collaborations and potential changes to our existing collaboration with Schering AG), our potentially independent commercialization efforts, the cost of third-party manufacturing arrangements and the effectiveness of our product commercialization activities. We believe that our available cash and anticipated sources of funding will be adequate to satisfy our anticipated capital requirements through at least November 2002. We expect that we will seek any additional capital needed to fund our operations through new collaborations, the extension of our existing collaboration, and/or through public or private equity or debt financings. We may not be able to obtain additional financing on acceptable terms if at all. Any inability to obtain additional financing could have a material adverse effect on us.

        If the merger with Schering AG as discussed above is not completed, we intend to raise additional equity financing to fund future operations, repay lease commitments and to provide additional working capital. However, there is no assurance that such financings could be consummated or obtained in sufficient amounts to meet our needs. As described in the report of our independent public accountants, these conditions would raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects of recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

Years Ended December 31, 2001 and 2000

        Our revenue was $5.2 million and $2.0 million for 2001 and 2000, respectively. The increase in 2001 revenues was primarily due to a $4.0 million development payment from Schering AG for the clinical advancement of Collateral's non-surgical angiogenic gene therapy product candidates, GENERX™ and GENVASCOR™.

        Research and development expenses for 2001 rose to $14.0 million from $11.4 million for 2000. Higher research and development expenses were mainly due to increased personnel costs, rent, depreciation and amortization expense and laboratory supplies associated with the expansion of our research and development center. This increase was partially offset by reduced stock compensation costs and lower amounts due under license agreements.

        General and administrative expenses were $6.7 million for 2001 compared to $7.3 million for 2000. General and administrative expenses decreased primarily due to the $1.0 million non-cash charge in the fourth quarter of 2000 which reflected the stock contribution to the UC San Diego Foundation. This was offset by higher personnel costs to support our research and development efforts.

        Interest income decreased to $1.1 million for 2001 compared to $2.2 million for 2000. This decrease was primarily due to lower average cash and investment balances coupled with lower average interest rates in 2001.

Years Ended December 31, 2000 and 1999

        Our collaborative revenue was $2.0 million and $6.4 million for 2000 and 1999, respectively. All revenue was derived from our research and development agreement with Schering AG. Revenue for the year reflected reduced costs reimbursable to Collateral for pre-clinical research and support activities covered under our collaborative agreement with Schering AG, in line with our transition from upstream discovery and pre-clinical research into product development. These reduced costs are due in part to (1) the advancement of GENERX™, our lead product candidate, from Phase 1/2 clinical trials into planned larger scale clinical trials; and (2) the transitioning of GENVASCOR™, our angiogenic gene therapy product candidate for the treatment of peripheral vascular disease, from pre-clinical status into planned clinical trials.

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

Critical Accounting Policies

        In December 2001 and January 2002, the SEC issued statements regarding disclosure by companies within their management's discussion and analysis of financial condition and results of operations for 2001. In those statements, the SEC encouraged companies to identify critical accounting policies in their 2001 annual reports on Form 10-K. Critical accounting policies are those that are most important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In response to the SEC statements, we have identified the following critical accounting policies used in the preparation of our financial statements and accompanying notes.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions and conditions.

Revenue Recognition

        We currently generate substantially all of our revenue through a collaborative research and development agreement with a related party, Schering AG. Non-refundable amounts received in advance for funding of research and development are deferred and recognized as revenue when the related reimbursable expenses are incurred and we have no future performance obligations. We also are entitled to milestone and royalty payments upon attaining contract specified conditions. Revenue from milestones are recognized when earned, as evidenced by written acknowledgement from the collaborator, as long as (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a comparable level to before the milestone achievement. If both of these criteria are not met, the milestone payment would be recognized over the remaining minimum period of our performance obligations under the arrangement. Royalties, if any, will be recognized as earned.

Research and Development Expenses

        Research and development expenditures are charged to expense as incurred. We generally expense amounts paid to obtain patents or acquire licenses, as the ultimate recoverability of the amounts paid is uncertain.

Deferred Tax Assets

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of December 31, 2001, we had $19,803,000 in gross deferred tax assets, which were fully offset by a valuation allowance.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        As of December 31, 2001, we had cash and cash equivalents and short-term investments of $10.9 million. We invest our excess cash in high credit quality debt instruments of corporations and financial institutions. We rely on credit rating agencies in determining the quality of debt instruments. These investments are not held for trading or other speculative purposes. Generally, our investments mature in less than 18 months. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments.

        At December 31, 2001, we had equipment financing loans with a total balance of $1.5 million. These loans bear interest ranging from 10.17% to 10.35% and are repaid monthly.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Directors, Executive Officers and Key Employees of the Company

        As of March 21, 2002, the following directors, officers and key employees hold the positions indicated:

Name	Age	Position
Jack W. Reich, Ph.D	53	Chairman of the Board of Directors, Chief Executive Officer and Co-Founder
Christopher J. Reinhard	48	Director, President, Chief Operating and Chief Financial Officer and Co-Founder
Charles J. Aschauer	73	Director
B. Mason Flemming Jr.	64	Director
Ronald I. Simon, Ph.D.	63	Director
Tyler M. Dylan, Ph.D., J.D.	40	Vice President, General Counsel and Corporate Secretary
Jeffrey Friedman, M.D.	55	Vice President, Development
Patricia L. Novak, Ph.D.	50	Vice President, Program Management
Juliet Singh, Ph.D.	42	Vice President, Regulatory Affairs and Quality Assurance
John F. Warner, Ph.D.	52	Vice President, Technology and Research

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

Charles J. Aschauer

        Mr. Aschauer has served as a director since 1999. Mr. Aschauer is a member of the Audit Committee and Nominating Committee. He currently acts as a business consultant. After an 18-year career at Abbott Laboratories, an international healthcare company, he retired as Executive Vice President and a member of the Board of Directors. Mr. Aschauer served as a director of Boston Scientific Corporation, a medical device company, and Linc Capital Inc., a financial services company, for more than five years, and served as a director of Trustmark Insurance Company, for more than fifteen years. Since January 2000, Mr. Aschauer has also served as a director of Solar Communications. Earlier in his career, Mr. Aschauer served as a director of QLT Therapeutics and of Rustoleum Corporation. Mr. Aschauer received a B.A. degree in Business Administration from Northwestern University.

B. Mason Flemming Jr.

        Mr. Flemming has served as a director since 2000. Mr. Flemming is a member of the Audit Committee, the Nominating Committee and the Compensation and Stock Plan Administrative Committees. Mr. Flemming is a Chartered Financial Analyst. Since 1995, he has been Managing Director of Flemming & Lessard LLC, formerly Flemming, Lessard & Shields LLC, an investment banking firm he co-founded to represent emerging growth companies. Prior to forming the investment banking firm, Mr. Flemming served as the Executive Vice President of Robert C. Brown & Co., Inc., and helped to establish Pacific Securities, an institutional brokerage and bond trading operation. Mr. Flemming received a B.A. from the University of Pennsylvania and an M.B.A. in Finance from the Harvard Business School.

Ronald I. Simon, Ph.D.

        Dr. Simon has served as a director since 1999. Dr. Simon is a member of the Audit Committee, the Employee Benefits Committee, the Nominating Committee and the Compensation and Stock Plan Administrative Committees. Since 2001, Dr. Simon has served as CFO of Wingcast LLC, a provider of wireless technology services. From May 1997 through April 2000, Dr. Simon served as Executive Vice President and Chief Financial Officer of Western Water Company, a developer and marketer of water rights, and served as a director of the Company from September 1999 through September 2001. Since 1995, Dr. Simon has been a director of SoftNet Systems, Inc., a public company that is an internet services provider, and served as the Company's Acting Chairman, CEO, and CFO during part of 2001. Since 1996, he has been a director of WestCorp Investments, a wholly-owned subsidiary of WestCorp, Inc., a financial services company. From 1995 through December 1999, Dr. Simon served as a director of Citadel Holdings Corporation, a real estate development company. From 1993 to 1997, Dr. Simon was Chairman and Chief Financial Officer of Sonant Corporation. From 1986 to 1990, he was Managing Director and Chief Financial Officer of the Henley Group Inc. From 1976 to 1997, he was a financial consultant and President of Ronald I. Simon Inc., a financial consulting company. Dr. Simon received a B.A. in Economics from Harvard University, an M.A. in History from Columbia University, and a Ph.D. in Business from the Columbia University Graduate School of Business.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act which require them to file reports with respect to their ownership of our common stock and their transactions in our common stock. Based upon the copies of Section 16(a) reports which we received from such persons, we believe that all reporting requirements under Section 16(a) for fiscal year 2001 were met in a timely manner by these individuals.

Item 11. Executive Compensation and Other Information

Summary of Cash and Certain Other Compensation

        The following table provides certain summary information concerning the compensation earned by our Chief Executive Officer and each of our four other most highly compensated executive officers (the "Named Executive Officers") whose salary and bonus for the 2001 fiscal year was in excess of $100,000, for services rendered in all capacities.

SUMMARY COMPENSATION TABLE

	Annual Compensation									Long Term Compensation Awards
Name and Principal Position	Year	Salary(1)			Bonus(3)		Other Annual Compensation(4)			Securities Underlying Options/SARs	All Other Compensation(6)
		$			$		$			#	$
Jack W. Reich Chairman of the Board and Chief Executive Officer	2001 2000 1999	$ $ $	506,019 460,017 350,013		$ $ $	210,000 210,000 224,335		— — —		— 175,000 —	$ $ $	12,837 15,563 11,661
Christopher J. Reinhard President, Chief Operating Officer, Chief Financial Officer and Director	2001 2000 1999	$ $ $	357,014 325,012 250,010		$ $ $	150,000 150,000 163,991		— — —		— 150,000 —	$ $ $	11,925 11,548 8,247
Tyler M. Dylan Vice President, General Counsel and Secretary	2001 2000 1999	$ $ $	280,011 182,007 205,008	(2)	$ $ $	100,000 100,000 70,000		— — —		85,000 78,408 40,000	$ $	3,705 1,833 —
Jeffrey Friedman Vice President, Development	2001 2000 1999	$ $ $	263,010 228,008 215,018	(2)	$ $ $	65,000 65,000 50,000		— — —		50,000 60,852 —	$ $	2,082 1,841 —
John F. Warner Vice President, Research & Technology	2001 2000 1999	$ $	240,009 125,774 —		$ $	60,000 60,000 —	$ $	47,693 38,878 —	(5) (5)	15,000 60,000 —		$1,323 — —

(1)
Includes amounts deferred pursuant to our 401(k) Plan.

(2)
This executive elected to forgo a portion of their base salary in exchange for an option grant as further described in the Stock Options and Stock Appreciation Rights section.

(3)
Bonuses include amounts paid in a current fiscal year for performance in the preceding fiscal year. The 2001 amounts therefore reflect bonuses paid in 2002.

(4)
Except as noted, the aggregate amount of perquisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each officer and has therefore been omitted.

(5)
This figure relates to amounts paid by Collateral for relocation costs incurred by the executive and payments made to cover the related taxes.

(6)
The 2001 and 2000 figures include the estimated dollar value of the economic benefit of premiums advanced by Collateral for a split-dollar life insurance policy for the named executive ($5,767 and $5,511 for Dr. Reich, $6,040 and $5,538 for Mr. Reinhard, $3,705 and $1,833 for Dr. Dylan, $2,082 and $1,841 for Dr. Friedman, respectively, and $1,323 for Dr. Warner for 2001). For Dr. Reich and Mr. Reinhard, the remainder of the 2001 and 2000 amounts and the 1999 figures relate to amounts paid for health care reimbursements and other life insurance premiums.

Stock Options and Stock Appreciation Rights

        The table below contains information concerning the stock options granted to the Named Executive Officers during the 2001 fiscal year. All grants were made under our 1998 stock incentive plan. Except for the limited stock appreciation rights summarized below, no stock appreciation rights, or SARs, were granted to the Named Executive Officers during such fiscal year.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

		Percent of Total Options/ SARs Granted to Employees in Fiscal Year
	Number of Securities Underlying Options/ SARs Granted								Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
						Market Price on Date of Grant
Name				Exercise or Base Price (1)				Expiration Date (2)
									5%		10%
	#	%		$/Share		$/Share			$		$
Tyler M. Dylan	60,000 25,000	12.81 5.34	% %	$ $	8.16 6.50	$ $	8.16 6.50	04/24/11 10/29/11	$ $	307,800 102,160	$ $	779,965 258,873
Jeffrey Friedman	50,000	10.67%			$8.16		$8.16	04/24/11		$256,500		$649,971
John F. Warner	15,000	3.20%			$8.16		$8.16	04/24/11		$76,950		$194,991

(1)
The exercise price may be paid in cash or in shares of common stock valued at fair market value on the exercise date. Alternatively, the option may be exercised through a cashless exercise procedure in which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to Collateral, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes. The Compensation Committee may also assist an optionee in the exercise of an option by (i) authorizing a loan from us in a principal amount not to exceed the aggregate exercise price plus any tax liability incurred in connection with the exercise or (ii) permitting the optionee to pay the option price in installments over a period of years upon terms established by the Compensation Committee.

(2)
The option includes a "limited stock appreciation right" pursuant to which this option may, upon the successful completion of a hostile tender offer to acquire control of more than 50% of the total combined voting power of our outstanding securities, be surrendered to us in return for a cash payment equal to the excess of (i) the then current market price of the shares of common stock subject to the surrendered option or, if higher, the highest price paid per share of common stock in such tender offer over (ii) the exercise price payable for those shares. The option becomes exercisable over 48 successive monthly installments upon Optionee's completion of each additional month of service as measured from October 30, 2001 for Dr. Dylan's 25,000 option grant, from April 25, 2001 for Dr. Dylan's 60,000 option grant, Dr. Friedman's 50,000 option grant and Dr. Warner's 15,000 option grant. Options become exercisable on an accelerated basis upon a liquidation or dissolution of Collateral a merger or consolidation in which there is a change in ownership of securities possessing more than 50% of the total combined voting power of our outstanding securities, unless the option is assumed by the surviving entity. In addition, the Compensation Committee may accelerate the vesting of the option in the event there is (i) a change in the composition of the Board of Directors over a period of two years or less such that those individuals serving as Board members at the beginning of the period cease to represent a majority of the Board or (ii) a change of ownership of securities possessing more than 50% of the total combined voting power of our outstanding securities pursuant to a hostile tender offer.

(3)
There can be no assurance provided to any of our executive officers or other holders of our securities that the actual stock price appreciation over the option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of our common stock appreciates over the option term, no value will be realized from those option grants which were made to the officers with an exercise price equal to the fair market value of the option shares on the grant date.

Aggregated Option\SAR Exercises and Fiscal Year-End Values

        The following table provides information, with respect to the Named Executive Officers, concerning options and stock appreciation rights held by them at the end of the 2001 fiscal year. Other than Dr. Dylan, none of the Named Executive Officers exercised any options or stock appreciation rights during the 2001 fiscal year, and except for the limited stock appreciation rights described above, no stock appreciation rights were held by the officers at the end of such year.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION/SAR VALUES

			Number of Unexercised Options/SARs at FY-End		Value of Unexercised in-the-Money Options/ SARs at FY-End(1)
	Shares Acquired Upon Exercise
Name		Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
	#	$	#	#	$	$
Jack W. Reich	—	—	252,329	150,521	$203,507	$40,219
Christopher J. Reinhard	—	—	267,025	123,125	$251,430	$28,153
Tyler M. Dylan	10,000	$96,875	97,367	156,041	$32,081	$12,169
Jeffrey Friedman	—	—	85,668	94,584	$21,666	$5,053
John F. Warner	—	—	26,250	48,750	—	—

(1)
Based upon the market price of $6.26 per share, determined on the basis of the closing selling price per share of our common stock on the NASDAQ National Market on the last trading day of the 2001 fiscal year, less the option exercise price payable per share.

Employment Contracts, Termination of Employment and Change in Control Arrangements

        There are no formal employment agreements with any of our officers, all of whom are advisors or employees on an at-will basis.

        The Stock Plan Administrative Committee of the Board of Directors, as plan administrator of our 1998 stock incentive plan, has the authority to provide for accelerated vesting of any outstanding options held by our executive officers or any unvested share issuances actually held by such individual, in connection with certain changes in control of Collateral or the subsequent termination of the officer's employment following the change in control event.

Director Compensation

        We reimburse directors for all reasonable and necessary travel and other incidental expenses incurred in connection with their attendance at meetings of the Board. Currently, our non-employee directors are eligible to receive an annual fee of up to $18,000. During 2001, Mr. Aschauer, Dr. Simon

and Mr. Flemming earned $18,000 in fees. Under our stock incentive plan, directors who are not officers or employees will receive periodic option grants. Under the option grant program for non-employee directors, each individual who first becomes a director at any time after the July 2, 1998 effective date of the program receives an option grant for 15,000 shares of common stock on the date such individual joins the Board, provided such individual has not been in our employ. In addition, on the date of each annual meeting, each non-employee director who continues to serve as a director is granted an option to purchase 5,000 shares of common stock, provided such individual has served on the Board for at least six months.

        Each grant for non-employee directors has an exercise price equal to 100% of the fair market value per share of common stock on the option grant date, and has a term of 10 years, subject to earlier termination following the optionee's cessation of Board service. Under the terms of the non-employee directors stock option program, Mr. Aschauer, Dr. Simon and Mr. Flemming each received a 5,000-share grant on May 24, 2001 at an exercise price of $7.26 per share.

        Each non-employee director's option is immediately exercisable for all of the option shares; however, any unvested shares purchased under the option are subject to repurchase by Collateral, at the exercise price paid per share, should the optionee cease Board services prior to vesting in those shares. The shares subject to each initial 15,000-share option grant vest in successive equal annual installments upon the individual's completion of each year of Board service over the three-year period measured from the option grant date. Each 5,000-share option grant vests on the one year anniversary of the option grant date. However, the shares subject to each grant will immediately vest in full upon certain changes in control or ownership of Collateral or upon the optionee's death or disability while a director.

Compensation Committee Interlocks and Insider Participation

        As of December 31, 2001, the Compensation Committee of our Board of Directors consisted of Dr. Simon and Mr. Flemming. Neither of these individuals was an employee or an officer of ours.

        None of our current executive officers has served as a member of a board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors or Compensation Committee during the last fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

        The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of January 31, 2002, by:

  •
  all persons who are beneficial owners of 5% or more of common stock,

  •
  each director,

  •
  the Named Executive Officers, and

  •
  all current directors and executive officers as a group.

        Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. Except as otherwise indicated, the address of all stockholders listed in the table is 11622 El Camino Real, San Diego, California 92130. Percentage of ownership is based on 13,351,412 shares of common stock outstanding on January 31, 2002, and is calculated as required under SEC Rule 13d-3(d)(1) but includes all options (including shares exercisable more than 60 days after January 31, 2002, as described below in the footnotes).

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
State of Wisconsin Investment Board P.O. Box 7842 Madison, WI 53707	2,614,300	19.6%
Schering Berlin Venture Corp. 110 East Hanover Avenue Cedar Knolls, New Jersey 07929	1,584,676	11.9%
The Wellcome Trust 183 Euston Road London, England NW1 2BE	987,500	7.4%
Franklin Resources, Inc. 901 Mariners Island Blvd. 6th Floor San Mateo, CA 94404	790,000	5.9%
H. Kirk Hammond (1) Veteran's Administration Medical Center (#111A) 3350 La Jolla Village Drive San Diego, CA 92161	1,947,807	14.4%
Jack W. Reich (2)	1,656,818	12.0%
Christopher J. Reinhard (3)	909,357	6.6%
Charles J. Aschauer (4)	25,000	0.2%
Tyler M. Dylan (5)	268,689	2.0%
B. Mason Flemming, Jr. (6)	25,000	0.2%
Jeffrey Friedman (7)	184,429	1.4%
Ronald I. Simon (8)	28,200	0.2%
John F. Warner (9)	76,569	0.6%
All current directors and executive officers as a group (10 persons)	3,313,791	22.3%

(1)
Includes 72,200 shares of common stock held in a family trust for the benefit of Dr. Hammond's children, 142,500 shares of common stock held in a trust for the benefit of Talisin T. Hammond and 142,500 shares of common stock held in a trust for the benefit of Shura X. Hammond. Dr. Hammond exercises shared voting and investment power with respect to all such shares. Dr. Hammond disclaims beneficial ownership of these shares. Also includes 149,100 option shares held by H. Kirk Hammond, and 9,500 option shares held by Tamsin L. Kelly. Of these 158,600 total option shares, 142,350 are exercisable within 60 days after January 31, 2002.

(2)
Includes 76,000 shares beneficially owned by the Jordon A. Reich Trust dated January 31, 1992, Mary P. Reich, Trustee. Dr. Reich disclaims beneficial ownership of these shares. Also includes 402,850 option shares of which 275,766 options are exercisable within 60 days after January 31, 2002.

(3)
Includes 38,000 shares beneficially owned by Griffin J. Reinhard, a minor son of Mr. Reinhard. Also includes 390,150 option shares of which 278,724 options are exercisable within 60 days after January 31, 2002.

(4)
Includes 25,000 option shares beneficially owned by the Charles J. Aschauer, Jr. Trust dated August 6, 1964, Charles J. Aschauer, Jr., Trustee, of which all are exercisable within 60 days after January 31, 2002.

(5)
Includes 253,408 option shares of which 113,614 are exercisable within 60 days after January 31, 2002.

(6)
Includes 25,000 option shares of which 23,541 are exercisable within 60 days after January 31, 2002.

(7)
Includes 180,252 option shares of which 96,915 are exercisable within 60 days after January 31, 2002.

(8)
Includes 25,000 option shares of which all are exercisable within 60 days after January 31, 2002.

(9)
Includes 75,000 option shares of which 30,936 are exercisable within 60 days after January 31, 2002.

Change in Control

        On March 19, 2002, we, Schering AG and a wholly owned subsidiary of Schering AG entered into an agreement and plan of merger, as discussed above under "Pending Merger with Schering AG" in Part I, Item 1. The merger agreement provides for Schering AG's acquisition of our company. Holders of approximately 26.7% of the outstanding shares of our common stock entered into a voting agreement with Schering AG that requires those stockholders to vote in favor of the adoption of the merger agreement with Schering AG, against matters which could prevent or delay consummation of the merger and other matters.

Item 13. Certain Relationships and Related Transactions

        In addition to the indemnification provisions contained in our certificate of incorporation and bylaws, we have entered into separate indemnification agreements with each of our directors and officers. These agreements require us, among other things, to indemnify such director or officer against certain expenses, including attorneys' fees, judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of the individual's status or service as a director or officer. These agreements also require us to advance expenses incurred by the individual in connection with any proceeding against them with respect to which they may be entitled to indemnification by us.

Board of Directors Affiliations

        In May 1996, we entered into a collaboration, license and royalty agreement with Schering AG, the parent corporation of Schering Berlin Venture Corporation which is a holder of more than 5% of our securities. Further, Dr. Stringfellow, a former director of Collateral, is President of Berlex Biosciences, a wholly-owned subsidiary of Schering AG. The agreement established a strategic alliance related to the development and commercialization of gene therapy products to promote angiogenesis. Our 2001 revenues under this agreement were $5.2 million. We issued two secured promissory notes dated

August 12, 1995 and October 12, 1995 in the aggregate amount of $500,000 to Schering Berlin Venture Corp. Both notes were amended and restated on May 16, 1996. These notes were repaid in the third quarter of 2001, which included principal and interest. In March 2002, we entered into an amendment of our 1996 collaboration agreement with Schering AG under which we received a cash payment of $12 million in exchange for a 2 percent reduction in the level of royalties payable by Schering AG under the agreement. Additionally, in March 2002, we entered into an agreement and plan of merger with Schering AG, as discussed above under "Pending Merger with Schering AG" in Part I, Item 1 of this report.

        Dr. H. Kirk Hammond, a scientific founder and principal stockholder of the Company, and Dr. Tamsin L. Kelly performed consulting services for the company at management's request, for which they were paid a total of $240,000 in 2001. In addition, in April 2001, the company provided loans to Dr. H. Kirk Hammond, Dr. Jack W. Reich, Mr. Christopher J. Reinhard and Dr. Tyler M. Dylan, each of whom is a principal stockholder and/or officer of the Company. The aggregate amount outstanding per person including principal and interest at December 31, 2001 was $311,000. The loans are secured by pledges of certain stock and stock options of the Company. The loans bear interest at the prevailing call money rate (3.50% at December 31, 2001) and are due in April 2003. Additionally, in May 2001, the company entered into a consulting agreement with investment bankers Flemming & Lessard LLC of which B. Mason Flemming, a current director of the company, is the managing director.

        We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future transactions between us and our officers, directors and principal stockholders and their affiliates will be approved in accordance with the Delaware General Corporation Law by a majority of the Board, including a majority of the independent and disinterested directors of the Board, and are expected to be on terms no less favorable to us than could be obtained from unaffiliated third parties.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)
  (1)     See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

  (a)
  (2)    Index to Financial Statement Schedules

        None required.

  (a)
  (3)    See Exhibits below for all Exhibits being filed or incorporated by reference herein.

Exhibit No.	Description
3.1(1)	Our Second Restated Certificate of Incorporation.
3.2(2)	Our Restated Bylaws.
4.0(10)	Rights Agreement, dated as of September 19, 2001, between the Company and American Stock Transfer & Trust Company.
4.1(2)	Form of the Certificate for common stock.
10.1(2)	Form of Restricted Stock Issuance Agreement between the Company and certain individuals listed on the attached schedule.
10.2(2)	Form of Stock Issuance Agreement between the Company and certain individuals listed on the attached schedule.
10.3(2)	Preferred Stock Purchase Agreement between the Company and Schering AG Berlin Venture Corp., dated May 7, 1996.
10.4(2)	Series C Preferred Stock Purchase Agreement by and among the Company and the investors listed on Schedule A thereto, dated June 30, 1997.
10.5(2)	Amended and Restated Investors' Rights Agreement by and among the Company and the investors listed on Schedule A thereto, dated June 30, 1997.
10.6(2)	Amended and Restated Co-Sale Agreement by and among the Company and the individuals listed on Schedule A thereto, dated June 30, 1997.
10.7(2)	Security Agreement between the Company and Schering Berlin Venture Corp., dated August 16, 1995.
10.8(2)	Amended and Restated Promissory Note between the Company and Schering AG, dated August 16, 1995, as amended May 16, 1996.
10.9(2)	Amended and Restated Promissory Note between the Company and Schering AG, dated October 12, 1995, as amended May 16, 1996.
10.10(2)	Side Letter between the Company and Schering Berlin Venture Group, dated May 6, 1996.
10.11(2)	Exclusive License Agreement between The Regents of the University of California and the Company for Angiogenesis Gene Therapy, dated September 27, 1995, as amended.
10.12(2)	Collaboration, License and Royalty Agreement between Schering AG and the Company, dated May 6, 1996.
10.13(2)	License Agreement by and among Dimotech Ltd., Gera Neufeld and the Company, dated October 17, 1996.

10.14(2)	Exclusive License Agreement between The Regents of the University of California and the Company for Gene Therapy for Congestive Heart Failure, dated January 22, 1997.
10.15(2)	Agreement between New York University and the Company, dated March 24, 1997, as amended.
10.18(2)	Exclusive License Agreement between The Regents of the University of California and the Company for Angiogenic Gene Therapy for Congestive Heart Failure, dated June 18, 1997.
10.19(2)	Letter Agreement between the Company and Veterans Medical Research Foundation, dated August 13, 1997.
10.21(2)	Biological Materials Agreement between Targeted Genetics Corporation and the Company, dated January 26, 1998.
10.22(2)	Research Agreement between The Regents of the University of California and the Company, dated February 23, 1998.
10.23(2)	Letter Agreement between the Company and Veterans Medical Research Foundation, dated March 20, 1998.
10.25(2)	Standard Industrial/Commercial Multi-Tenant Lease-Modified Net between the Company and ARE 11025 Roselle Street, LLC, dated November 24, 1997, as amended.
10.26(2)	Torrey Reserve Office Lease between Pacific Torrey Reserve Holding, L.P. and the Company dated April 7, 1998.
10.27(2)	Form of Scientific Advisor Consulting Agreement between the Company and certain individuals listed on the attached schedule.
10.28(2)	Form of Scientific Advisory Board Agreement between the Company and certain individuals listed on the attached schedule.
10.29(2)	Form of Consulting Agreement between the Company and certain individuals listed on the attached schedule.
10.30(2)(3)	1995 Stock Option/Stock Issuance Plan.
10.32(2)(3)	1995 Stock Option/Stock Issuance Plan Form of Stock Option Agreement.
10.33(2)(3)	1995 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement.
10.35(8)(3)	1998 Stock Incentive Plan.
10.36(8)(3)	1998 Stock Incentive Plan Form of Notice of Grant.
10.37(8)(3)	1998 Stock Incentive Plan Form of Stock Option Agreement.
10.38(8)(3)	1998 Stock Incentive Plan Form of Stock Issuance Agreement.
10.39(8)(3)	1998 Employee Stock Purchase Plan.
10.40(2)(3)	Form of Indemnification Agreement between the Company and each of its directors.
10.41(2)(3)	Form of Indemnification Agreement between the Company and each of its officers.
10.42(2)(4)	Credit Agreement between the Company and Imperial Bank, dated April 30, 1998, as amended on September 14, 1998 (Exhibit 10.1).

10.43(5)	Amendment to the September 27, 1995 Exclusive License Agreement between The Regents of the University of California and the Company for Angiogenesis Gene Therapy, dated April 23, 1999.
10.44(5)	Amendment to the January 22, 1997 Exclusive License Agreement between The Regents of the University of California and the Company for Gene Therapy for Congestive Heart Failure, dated April 23, 1999.
10.45(5)
Amendment to the June 18, 1997 Exclusive License Agreement between The Regents of the University of California and the Company for Angiogenic Gene Therapy for Congestive Heart Failure, dated April 23, 1999.
10.46(6)	Form of Purchase Agreement completed in connection with the private placement of August 11, 1999.
10.47(8)(3)	1998 Stock Incentive Plan Forms of Notice of Grant for Non-Employee Directors.
10.48(8)(3)	1998 Stock Incentive Plan Form Stock Option Agreement for Non-Employee Directors.
10.49(7)(3)	1998 Stock Incentive Plan Form Stock Purchase Agreement for Non-Employee Directors.
10.50(7)	Letter Agreement between the Company and Veterans Medical Research Foundation, dated March 31, 1999.
10.51(9)
Exclusive Patent License Agreement between the University of Texas System and the Company, dated August 23, 2000; excluding certain attachments containing information which is considered not material to an investment decision and is otherwise discussed in the agreement; they will be provided supplementally to the Commission upon request.
10.52(11)
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

(10)
Incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A, File No. 000-24505, filed on September 20, 2001.

(11)
Incorporated by reference to the exhibits filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001.

(b)
Reports on Form 8-K

    A report on Form 8-K was filed on September 20, 2001 regarding the adoption of a Stockholder Rights Plan by our Board of Directors.

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

COLLATERAL THERAPEUTICS, INC
By:	/s/ JACK W. REICH, PH.D. Jack W. Reich, Ph.D. Chairman and Chief Executive Officer	Date: March 29, 2002
By:	/s/ CHRISTOPHER J. REINHARD Christopher J. Reinhard President, Chief Operating and Chief Financial Officer	Date: March 29, 2002

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

Signature	Title	Date

/s/ JACK W. REICH, PH.D. Jack W. Reich, Ph.D.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 29, 2002
/s/ CHRISTOPHER J. REINHARD Christopher J. Reinhard	Director and President, Chief Operating and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002
/s/ CHARLES J. ASCHAUER Charles J. Aschauer	Director	March 29, 2002
/s/ B. MASON FLEMMING JR. B. Mason Flemming Jr.	Director	March 29, 2002
/s/ RONALD I. SIMON Ronald I. Simon	Director	March 29, 2002

COLLATERAL THERAPEUTICS, INC.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Collateral Therapeutics, Inc.

        We have audited the accompanying balance sheets of Collateral Therapeutics, Inc. as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Collateral Therapeutics, Inc. at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 1 to the financial statements, the Company has reported accumulated losses of $43,991,807 and without additional financing, lacks sufficient working capital to fund operations for the entire fiscal year ended December 31, 2002, which raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ERNST & YOUNG LLP

San Diego, California March 26, 2002

COLLATERAL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
Revenues under collaborative research and development agreement with a related party	$5,211,000	$2,000,000	$6,392,212
Operating expenses:
Research and development	14,047,527	11,397,795	9,857,467
General and administrative	6,687,617	7,281,059	5,445,461

Total operating expenses	20,735,144	18,678,854	15,302,928

Loss from operations	(15,524,144)	(16,678,854)	(8,910,716)
Interest income	1,085,144	2,184,172	1,297,855
Interest expense	(136,805)	(109,185)	(112,944)
Other income, net	6,132	—	—

Net loss	$(14,569,673)	$(14,603,867)	$(7,725,805)

Net loss per share (basic and diluted)	$(1.10)	$(1.12)	$(0.67)

Weighted average shares used in computing net loss per share (basic and diluted)	13,259,065	13,045,902	11,470,789

See Accompanying Notes to Financial Statements.

COLLATERAL THERAPEUTICS, INC.

BALANCE SHEETS

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$5,472,821	$10,308,244
Short-term investments	5,462,832	16,857,935
Prepaid expenses	252,523	339,763
Other current assets	278,148	536,623

Total current assets	11,466,324	28,042,565
Restricted cash — noncurrent	272,600	272,600
Other assets	304,920	200,126
Property and equipment, net	4,731,775	3,053,158

Total Assets	$16,775,619	$31,568,449

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$864,654	$580,189
Accrued compensation and benefits	1,110,472	1,217,004
Accrued expenses	571,120	380,553
Notes payable to a related party, including accrued interest	—	697,457
Notes payable, current portion	479,126	321,725

Total current liabilities	3,025,372	3,196,928
Notes payable, net of current portion	1,057,823	426,447
Stockholders' equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.001; 40,000,000 shares authorized; 13,328,954 and 13,197,112 shares issued and outstanding at December 31, 2001 and 2000, respectively	13,329	13,197
Additional paid-in capital	57,996,965	57,495,792
Deferred compensation	(108,314)	(189,027)
Notes receivable from stockholders	(1,243,956)	—
Accumulated other comprehensive income	26,207	47,246
Accumulated deficit	(43,991,807)	(29,422,134)

Total stockholders' equity	12,692,424	27,945,074

Total Liabilities and Stockholders' Equity	$16,775,619	$31,568,449

See Accompanying Notes to Financial Statements.

COLLATERAL THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
						Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Deferred Compensation	Notes Receivable from Stockholders		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 1998	10,521,903	$10,522	$24,124,429	$(986,062)	$(165,000)	$(4,487)	$(7,092,462)	$15,886,940
Common stock issued in private placement	2,150,000	2,150	31,278,883	—	—	—	—	31,281,033
Stock options exercised	231,314	231	97,881	—	—	—	—	98,112
Common stock issued under employee stock purchase plan	15,886	16	105,578	—	—	—	—	105,594
Deferred compensation related to stock options	—	—	162,407	(162,407)	—	—	—	—
Amortization of deferred compensation	—	—	—	560,765	—	—	—	560,765
Adjustment to deferred compensation for terminations	—	—	(184,697)	184,697	—	—	—	—
Interest on secured note receivable	—	—	—	—	(15,000)	—	—	(15,000)
Net loss	—	—	—	—	—	—	(7,725,805)	(7,725,805)
Unrealized loss on investments	—	—	—	—	—	(36,275)	—	(36,275)

Comprehensive loss	—	—	—	—	—	—	—	(7,762,080)

Balance at December 31, 1999	12,919,103	12,919	55,584,481	(403,007)	(180,000)	(40,762)	(14,818,267)	40,155,364
Common stock issued to UCSD Cardiovascular Center	50,000	50	999,950	—	—	—	—	1,000,000
Stock options exercised	209,829	210	409,616	—	—	—	—	409,826
Common stock issued under employee stock purchase plan	25,770	26	186,703	—	—	—	—	186,729
Interest on secured note receivable	—	—	—	—	(5,000)	—	—	(5,000)
Repurchase of common stock in exchange for cancellation of note receivable	(7,590)	(8)	(184,992)	—	185,000	—	—	—
Stock compensation related to stock options	—	—	650,374	(402,389)	—	—	—	247,985
Amortization of stock compensation	—	—	—	466,029	—	—	—	466,029
Adjustment to deferred compensation for terminations	—	—	(150,340)	150,340	—	—	—	—
Net loss	—	—	—	—	—	—	(14,603,867)	(14,603,867)
Unrealized gain on investments	—	—	—	—	—	88,008	—	88,008

Comprehensive loss	—	—	—	—	—	—	—	(14,515,859)

Balance at December 31, 2000	13,197,112	13,197	57,495,792	(189,027)	—	47,246	(29,422,134)	27,945,074
Stock options exercised	110,323	110	214,136	—	—	—	—	214,246
Common stock issued under employee stock purchase plan	21,519	22	180,211	—	—	—	—	180,233
Interest on notes receivable from stockholders	—	—	—	—	(43,956)	—	—	(43,956)
Notes receivable from stockholders	—	—	—	—	(1,200,000)	—	—	(1,200,000)
Stock compensation related to stock options	—	—	106,826	—	—	—	—	106,826
Amortization of stock compensation	—	—	—	80,713	—	—	—	80,713
Net loss	—	—	—	—	—	—	(14,569,673)	(14,569,673)
Unrealized loss on investments	—	—	—	—	—	(21,039)	—	(21,039)

Comprehensive loss	—	—	—	—	—	—	—	(14,590,712)

Balance at December 31, 2001	13,328,954	$13,329	$57,996,965	$(108,314)	$(1,243,956)	$26,207	$(43,991,807)	$12,692,424

See accompanying notes to financial statements.

COLLATERAL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
Operating activities:
Net loss	$(14,569,673)	$(14,603,867)	$(7,725,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,797,457	920,961	868,788
Stock compensation	187,540	714,014	560,765
Common stock contribution	—	1,000,000	—
Changes in operating assets and liabilities:
Issuance of notes receivable from stockholders	(1,200,000)	—	—
Prepaid expenses and other current assets	345,715	(226,622)	(129,916)
Accounts payable and accrued expenses	389,467	355,690	248,392
Deferred revenue	—	—	(164,232)
Restricted cash	—	(200,000)	—
Other	(84,692)	(162,219)	(17,408)

Net cash used in operating activities	(13,134,186)	(12,202,043)	(6,359,416)
Investing activities:
Purchases of property and equipment	(3,478,399)	(671,409)	(520,873)
Purchases of short-term investments	(4,457,991)	(10,832,354)	(22,755,961)
Proceeds from sales and maturities of short-term investments	15,770,320	15,750,000	2,211,000

Net cash provided by (used in) investing activities	7,833,930	4,246,237	(21,065,834)
Financing activities:
Proceeds from issuance of common stock	394,478	596,555	31,484,739
Proceeds from notes payable	1,605,138	—	—
Payments on notes payable	(816,360)	(230,068)	(203,703)
Payment on notes payable to a related party	(718,423)	—	—

Net cash provided by financing activities	464,833	366,487	31,281,036

Net increase (decrease) in cash and cash equivalents	(4,835,423)	(7,589,319)	3,855,786
Cash and cash equivalents at beginning of the year	10,308,244	17,897,563	14,041,777

Cash and cash equivalents at end of the year	$5,472,821	$10,308,244	$17,897,563

Supplementary cash flow disclosure:
Non-cash activities:
Assumption of note payable in connection with purchase of equipment	$—	$237,499	$—

Repurchase of common stock in exchange for cancellation of note receivable secured by stock	$—	$185,000	$—

See Accompanying Notes to Financial Statements.

COLLATERAL THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

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

Basis of Presentation

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Since inception and through December 31, 2001, the Company has incurred accumulated losses of approximately $44 million. If the merger as described in Note 11 is not completed, management intends to raise additional equity financing to fund future operations, repay lease commitments and to provide additional working capital. However, there is no assurance that such financings will be consummated or obtained in sufficient amounts to meet the Company's needs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects of recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Concentration of Credit Risk

        We generally invest our excess cash in high credit quality debt instruments of corporations and financial institutions, and in U.S. government securities. Such investments are made in accordance with our investment policy, which established guidelines relative to diversification and maturities designed to maintain safety and liquidity. We rely on credit rating agencies when determining the credit quality of debt instruments. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We have not realized any losses on our cash, cash equivalents and short-term investments.

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

Revenue Recognition

        We currently generate substantially all of our revenue through a collaborative research and development agreement with a related party, Schering AG (Note 3). Non-refundable amounts received in advance for funding of research and development are deferred and recognized as revenue when the related reimbursable expenses are incurred and we have no future performance obligations. Collateral is also entitled to milestone and royalty payments upon attaining contract specified conditions. Revenue from milestones are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) Collateral's performance obligations after the milestone achievement will continue to be funded by the collaborator at a comparable level to before the milestone achievement. If both of these criteria are not met, the milestone payment would be recognized over the remaining minimum period of Collateral's performance obligations under the arrangement. Royalties, if any, will be recognized as earned.

Research and Development Expenses

        Research and development expenditures are charged to expense as incurred. Collateral generally expenses amounts paid to obtain patents or acquire licenses, as the ultimate recoverability of the amounts paid is uncertain.

Stock Options

        Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. SFAS 123 also permits companies to elect to continue using the implicit value accounting method specified in Accounting Principles Board Opinion No. 25 to account for stock-based compensation related to option grants and stock awards to employees. Collateral has elected to retain the implicit value based method for such grants and awards, and has disclosed the pro forma effect of using the fair value based method to account for stock-based compensation (Note 5). Option grants to non-employees are recorded using the fair value based method as prescribed by

SFAS 123 and Emerging Issues Task Force 96-18 and expense over the related service period. Stock compensation related to non-employees is periodically re-measured as the options vest.

Net Loss Per Share

        Collateral computes net loss per common share in accordance with Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires the presentation of basic and diluted income (loss) per share amounts. Basic income (loss) per share is calculated based upon the weighted average number of common shares outstanding during the period while diluted income per share also gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, convertible securities, and contingently issuable shares. All potential dilutive common shares have been excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions and conditions.

New Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", which was adopted on January 1, 2001. FAS 133 sets forth a comprehensive and consistent standard for the recognition of derivatives and hedging activities. FAS 133 did not have an impact on our results of operations or financial condition when adopted as we currently hold no derivative financial instruments and do not currently engage in hedging activities.

        In July 2001, the FASB issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. The adoption of these standards will not have an impact on the Company's results of operations and financial position.

        In August 2001, the FASB issued FASB Statement No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." Adoption of FAS 144, effective January 1, 2002, is not expected to have a significant impact on the financial condition or results of operations.

2. Balance Sheet Information

Short-term Investments

        Collateral classifies its investment securities as available-for-sale and includes unrealized gains or losses as a component of stockholders' equity. The following is a summary of available-for-sale securities:

	Amortized Cost	Unrealized Gains	Estimated Fair Value
December 31, 2001:
Corporate debt securities	$5,436,625	$26,207	$5,462,832

December 31, 2000:
Corporate debt securities	$16,810,689	$47,246	$16,857,935

        Proceeds from the sales of available for sale securities and gross realized gains and gross realized losses on available for sale securities were immaterial during the twelve months ended December 31, 2001. There were no sales of available-for-sale securities during the years ended December 31, 2000 and 1999. As of December 31, 2001, Collateral's investment securities had contractual maturities between 12 and 24 months.

Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2001	2000
Laboratory equipment	$2,887,059	$1,689,720
Computer equipment	598,359	484,176
Furniture and office equipment	1,625,111	1,382,053
Leasehold improvements	3,587,937	1,720,569

	8,698,466	5,276,518
Accumulated depreciation and amortization	(3,966,691)	(2,223,360)

Total	$4,731,775	$3,053,158

3. Collaborative Research and Development Agreement with Related Party

        In May 1996, Collateral entered into a collaboration, license and royalty agreement (Schering Agreement) with Schering AG, Germany (Schering AG) which established a strategic alliance covering the development and commercialization of gene therapy products to promote angiogenesis. Under the Schering Agreement, Collateral agreed to conduct research and development in the field of gene therapy to promote angiogenesis solely with Schering AG during the term of the Schering Agreement, until May 2001, and Schering AG was granted exclusive rights for certain gene therapy technology that arose out of our 1996 base technology in the field or from technology developed under our collaboration agreement, provided that Schering AG pays milestone and other fees including royalties based on net sales for each licensed product. In exchange for such rights, Schering AG agreed to: (i) purchase up to $5.0 million of Collateral's preferred stock in 1996 and 1997; (ii) pay us up to $5.0 million annually to support our research and development pursuant to the Schering Agreement for an Initial Product as defined under the agreement, which amount may be adjusted to support research and development for additional products presented by Collateral and accepted by Schering AG within the field of angiogenic gene therapy; (iii) pay Collateral milestone payments totaling up to $20.5 million for the Initial Product and up to $20.5 million for each New Product each as defined under the agreement that are presented by Collateral and accepted by Schering AG under the terms of the agreement, based on our achievement of milestones pertaining to certain regulatory filings and to Schering's development and commercialization of the products; and (iv) pay Collateral a royalty based on worldwide net sales of each product and to pay an additional supplemental royalty based on worldwide net sales of each product and the product's cost of goods, up to a maximum specified royalty rate. The Schering Agreement has been subsequently amended. See Note 11 for further detail.

        If the proposed merger with Schering AG, as referenced to in Note 11, is not completed, having successfully completed the initial five-year term of our agreement with Schering AG with the advancement of two product candidates to clinical trials, Collateral is no longer under its contractual obligation to conduct research and development in the field of angiogenic gene therapy solely with Schering AG and we anticipate no longer requiring recurring financial support for such preclinical activities. To the extent that Collateral performs additional studies for Schering AG, such work would be done on a contract study-by-study basis. For those product candidates such as GENERX™ and GENVASCOR™ that have already been presented to and accepted by Schering AG for clinical development, Schering AG or its affiliates remain responsible for the manufacture of clinical materials as well as for the conduct and funding of any clinical trials of product candidates. If such products are successfully commercialized, Schering AG would also be responsible for making royalty payments to Collateral based upon sales of the resulting products. To date, all revenue received by Collateral has been from our collaboration with Schering AG. Schering AG may terminate the collaborative agreement upon 60 days written notice and payment of a termination fee to Collateral.

        In 2001, 2000 and 1999 Collateral's revenues under the agreement were $5.2 million, $2.0 million and $6.4 million, respectively.

        In 1995, Collateral entered into two promissory notes with Schering AG totaling $500,000 to fund operations. These notes were repaid in the third quarter of 2001, which included principal and interest.

4. Notes Payable

        In 1998, Collateral borrowed $1.0 million under a loan and security agreement with a bank to acquire equipment and furniture. This loan was repaid in the third quarter of 2001.

        In 2000, Collateral purchased certain equipment by assuming an equipment loan of $0.2 million. As of December 31, 2001, $0.1 million was outstanding under this loan. The loan bears interest at 10.17% and requires monthly payments of $9,859 through December 2002 with a final payment of $20,211 in January 2003. The equipment loan is collateralized by the underlying equipment.

        In May 2001, Collateral signed an agreement for a second equipment loan of up to $2.1 million, of which $1.4 million is outstanding as of December 31, 2001. This loan was used primarily for the research and development center expansion. This loan bears interest at 10.35% and requires monthly payments over a four-year term. The equipment loan is collateralized by the underlying equipment.

        The notes have the following maturities as of December 31, 2001:

Years Ending December 31:	Notes Payable
2002	$479,000
2003	396,000
2004	440,000
2005	222,000

1,537,000
Less current portion	(479,000)

Total	$1,058,000

5. Stockholders' Equity

Employee Stock Purchase Plan

        In April 1998, Collateral adopted the 1998 Employee Stock Purchase Plan (Purchase Plan). A total of 150,000 shares of common stock have been authorized and reserved for issuance under this Purchase Plan. The Purchase Plan permits all eligible employees to purchase common stock through payroll deductions (which cannot exceed 10% of each employee's compensation) at the lower of 85% of fair market value at the beginning of a 24 month offering period or the end of each six-month purchase period. During 2001 and 2000, shares totaling 21,519 and 25,770 were issued under the Purchase Plan at an average price of $8.38 and $7.25 per share, respectively. At December 31, 2001, 86,825 shares were reserved for future issuance.

Stock Options

        In November 1995, we adopted a stock option plan (Predecessor Plan), under which 1,011,248 shares of common stock were reserved for issuance upon exercise of options granted by Collateral. In June 1997, the number of shares reserved for issuance under this plan was increased to 1,346,832 shares. The Predecessor Plan provides for the grant of incentive and nonstatutory options. The exercise price of incentive stock options must equal at least the fair value on the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair value on the date of grant. The options are immediately exercisable for a period of up to ten years after the date of grant and vest over either three or four year periods from the date of grant.

        In April 1998, we adopted the 1998 Stock Incentive Plan (1998 Plan) that serves as the successor equity incentive program to the Predecessor Plan. A total of 3,803,960 shares of common stock have been authorized for issuance under the 1998 Plan. Outstanding options and unvested shares issued under the Predecessor Plan have been incorporated into the 1998 Plan, and no further option grants will be made under the Predecessor Plan. The incorporated options will continue to be governed by their existing terms, unless the Plan Administrator elects to extend one or more features of the 1998 Plan to those options. After giving effect to the 2,690,738 options granted and outstanding and the 480,386 options granted and exercised, 632,836 options remain available for future grant under the 1998 Plan. Unvested common shares obtained upon early exercise of options granted under the 1995 and 1998 plans are subject to repurchase by Collateral at the original issue price.

        A summary of option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 1998	1,867,270	$3.48
Granted	280,000	$14.57
Exercised	(231,314)	$0.42
Cancelled	(33,567)	$1.23

Balance at December 31, 1999	1,882,389	$5.54
Granted	869,760	$25.22
Exercised	(232,919)	$3.37
Cancelled	(146,699)	$6.59

Balance at December 31, 2000	2,372,531	$12.90
Granted	528,500	$7.89
Exercised	(110,323)	$1.94
Cancelled	(99,970)	$19.30

Balance at December 31, 2001	2,690,738	$12.13

5. Stockholders' Equity (Continued)

        A summary of stock options outstanding at December 31, 2001 is as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0.05—$0.74	222,954	5.28	$0.39	222,954	$0.39
$3.58—$5.88	970,733	6.84	$5.19	773,906	$5.21
$6.30—$8.65	429,760	9.39	$7.73	61,770	$7.71
$9.62—$19.25	255,709	7.73	$14.72	156,185	$14.51
$23.13—$29.06	811,582	8.52	$25.18	315,843	$25.16

	2,690,738	7.71	$12.13	1,530,658	$9.67

        Adjusted pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if we had accounted for employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the following pricing models and assumptions:

	2001	2000	1999
Pricing model	Black-Scholes	Black-Scholes	Black-Scholes
Expected life (years)	4	4	4
Interest rate	3.50% to 5.75%	5.75% to 6.75%	5.25% to 6.00%
Volatility	80%	80%	70%
Dividend yield	0%	0%	0%

        For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The weighted-average fair value of options granted during 2001, 2000, and 1999 was $4.91, $15.89 and $8.26, respectively. Adjusted pro forma information is as follows:

	Years Ended December 31,
	2001	2000	1999
Adjusted pro forma net loss	$(19,384,818)	$(17,600,976)	$(8,707,044)
Adjusted pro forma net loss per share (basic and diluted)	$(1.46)	$(1.35)	$(0.76)

Deferred Compensation

        Through December 31, 2001, Collateral recorded deferred compensation for the difference between the exercise price of stock options granted and the fair value of our common stock at the date of issuance or grant for options granted to employees. Through December 31, 2001, deferred compensation was recorded for the fair value of options granted to non-employees and re-measured through the vesting period of the option. Gross deferred compensation was reduced by $104,297 for the year ended December 31, 2001 and was increased by $402,389 for the year ended December 31, 2000, and stock based compensation expense totaled $187,540, $714,014 and $560,765 in 2001, 2000 and 1999, respectively.

Stock Contribution to UCSD Cardiovascular Center

        In October 2000, Collateral elected to provide the University of California San Diego Cardiovascular Center $1.0 million to support the establishment of a research chair that will focus on discovery research in the field of non-surgical cardiovascular gene therapy. Effective October 2000, 50,000 shares of our common stock were issued to the UC San Diego Foundation to fund the endowment. At the time the endowment is finalized, which is expected to be in 2002, the number of shares contributed will be adjusted based on Collateral's then-current common stock price and any shares not required in order to satisfy the terms of the endowment will be subject to cancellation. In October 2000, Collateral recorded a $1.0 million charge to general and administrative expense to reflect this contribution.

Stockholder Rights Plan

        In September 2001, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of Collateral's common stock held by stockholders of record on October 1, 2001. Each right entitles the registered holder to purchase from Collateral a unit composed of one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, at a price of $85.00 per one one-thousandth of a share, subject to adjustment.

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

        To facilitate our proposed merger agreement with Schering AG, we amended our rights plan effective as of March 19, 2002. See Note 11 for further information.

6. Commitments

Leases

        We have entered into various operating lease agreements for our administration and research facilities. The terms of the leases include renewal options, payment of executory costs such as real estate taxes, insurance, and common area maintenance, and escalation clauses. For two of these leases, Collateral is required to maintain restricted cash balances totaling $272,600 on behalf of the landlord as deposits until 2003. Rent expense for the years ended December 31, 2001, 2000 and 1999 was $997,000, $712,000, and $699,000, respectively.

6. Commitments (Continued)

        Annual future minimum lease obligations for operating leases as Operating of December 31, 2001 are as follows:

Years Ending December 31:	Operating Leases
2002	$1,116,000
2003	814,000
2004	489,000
2005	2,000

Total	$2,421,000

License and Research Agreements

        In connection with certain license and research agreements, Collateral recognized expenses of $2,588,000, $2,595,000 and $2,606,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The fees were charged to research and development expense. In 2002, it is anticipated that Collateral will be required to pay approximately $500,000 to retain certain licensing rights under cancelable agreements. Additionally, Collateral is obligated to pay royalties upon commercial sales, if any, of certain products which utilize in-licensed technology.

7. Related Party Transactions

        In March 1999, we entered into a three-year agreement with the Veterans Medical Research Foundation, a foundation that Collateral has contracted with since 1995 to conduct certain research activities. A former Collateral director and stockholder was president of the foundation through January 2001. Under this agreement, another Collateral stockholder and former director, and the foundation have agreed to conduct certain studies in the field of cardiovascular disease. In consideration for such services, we pay the foundation monthly fees based on the overall level of expenditures for research and development, plus certain administrative overhead charges. These fees totaled $686,000, $542,000 and $404,000 in 2001, 2000 and 1999, respectively.

        A partner of a law firm that we use for general corporate purposes was a member of Collateral's Board of Directors through 1999. We incurred expenses from such firm totaling $244,648 for the year ended December 31, 1999.

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

        In April 2001, Collateral provided loans of $300,000 each to four persons, each of whom is a principal stockholder and/or officer of Collateral. The loans are secured by pledges of certain stock and stock options of Collateral. The loans bear interest at the prevailing call money rate (3.50% at December 31, 2001) and principal and interest are due in full in two years.

8. Income Taxes

        At December 31, 2001, Collateral had federal and California income tax net operating loss carryforwards of approximately $42,074,000 and $8,251,000, respectively. These federal and state carryforwards will begin to expire in 2010 and 2003, respectively, unless previously utilized. We also have federal and state research and development tax credit carryforwards of approximately $1,341,000 and $874,000, respectively, which will begin to expire in 2010, unless previously utilized.

        Pursuant to Internal Revenue Code Sections 382 and 383, use of our net operating loss and credit carryforwards may be limited if cumulative changes in ownership of more than 50% occurs within a three-year period.

        Significant components of our deferred tax assets as of December 31, 2001 are shown below. A valuation allowance of approximately $19,803,000 has been established as realization of such assets is uncertain.

	December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$15,201,000	$8,844,000
Research and development credits	1,909,000	998,000
Capitalized research and development	1,677,000	994,000
Other, net	785,000	470,000
Accruals and Liabilities	231,000	579,000

Total deferred tax assets	19,803,000	11,885,000
Valuation allowance for deferred tax assets	(19,803,000)	(11,885,000)

Net deferred tax assets	$—	$—

9. 401(k) Plan

        Effective October 1, 1996, Collateral adopted a 401(k) defined contribution plan that covers substantially all full-time employees, as defined, who meet certain length-of-service requirements. Employees may contribute up to a maximum of 15% of their annual compensation (subject to a maximum limit imposed by federal tax law).

10. Summarized Quarterly Data (Unaudited)

        The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2001 and 2000 is as follows:

2001	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues under collaborative research and development agreement with a related party	$1,026,000	$185,000	$4,000,000	$—
Loss from operations	(4,007,037)	(4,798,906)	(1,238,363)	(5,479,838)
Net loss	(3,644,426)	(4,523,521)	(1,035,221)	(5,366,505)
Net loss per share (basic and diluted) (1)	(0.28)	(0.34)	(0.08)	(0.40)
2000	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues under collaborative research and development agreement with a related party	$584,202	$822,003	$461,449	$132,346
Loss from operations (2)	(3,760,671)	(3,806,017)	(3,977,905)	(5,134,261)
Net loss	(3,198,319)	(3,263,459)	(3,465,997)	(4,676,092)
Net loss per share (basic and diluted) (1)	(0.25)	(0.25)	(0.25)	(0.36)

(1)
Loss per share is computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net loss per share amounts may not equal the annual amounts reported.

(2)
The 4th quarter loss reflects a $1 million non-cash charge included in general and administrative expense related to a stock contribution to UCSD Cardiovascular Center (Note 5).

11. Subsequent Events

        Schering AG and Collateral entered into an Agreement and Plan of Merger, dated as of March 19, 2002 (the "Merger Agreement"). The Merger Agreement provides that each share of Collateral common stock will be converted into the right to 0.1847 of an American Depositary Share of Schering AG. Consummation of the Merger Agreement is subject to a number of conditions, including receipt of security holder approval and termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

        On March 26, 2002, Schering AG also paid Collateral $12.0 million in connection with an amendment to the Collaboration, License and Royalty Agreement, dated as of May 6, 1996, between Collateral and Schering AG. The amendment reduces the effective range of royalty rates payable by Schering AG to Collateral from 15-20% to 13-18%.

        In connection with the Merger Agreement, Collateral amended the Stockholder Rights Plan to provide that the acquisition of shares of Collateral common stock by Schering AG and its affiliates contemplated by the Merger Agreement would not trigger the distribution of the rights under the Stockholder Rights Plan. The amendment also provides for the expiration of the rights immediately prior to the consummation of the transactions contemplated by the Merger Agreement.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
PART III
COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934
SUMMARY COMPENSATION TABLE
OPTION/SAR GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES
PART IV
SIGNATURES
POWER OF ATTORNEY
COLLATERAL THERAPEUTICS, INC.
INDEX TO FINANCIAL STATEMENTS
Report of Ernst & Young LLP, Independent Auditors
COLLATERAL THERAPEUTICS, INC. STATEMENTS OF OPERATIONS
COLLATERAL THERAPEUTICS, INC. BALANCE SHEETS
COLLATERAL THERAPEUTICS, INC. STATEMENTS OF STOCKHOLDERS' EQUITY
COLLATERAL THERAPEUTICS, INC. STATEMENTS OF CASH FLOWS
COLLATERAL THERAPEUTICS, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2001