Form 10-Q
period 2002-03-31
COLLATERAL THERAPEUTICS INC
filed 2002-04-29
CIK 1060329

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

Yes ☒                No ☐

        As of April 19, 2002, Registrant had 13,405,897 shares of its common stock outstanding.

Collateral Therapeutics, Inc.

INDEX

Page No.
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Statements of Operations	1
Balance Sheets	2
Statements of Cash Flows	3
Notes to Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	5
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
PART II—OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds	26
Item 6. Exhibits and Reports on Form 8-K	26
SIGNATURES	28

COLLATERAL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2002	2001
	(Unaudited)
Revenues under collaborative research and development agreement with a related party	$12,000,000	$1,026,000
Operating Expenses:
Research and development	3,926,863	3,335,483
General and administrative	2,508,323	1,697,554

Total operating expenses	6,435,186	5,033,037

Income (loss) from operations	5,564,814	(4,007,037)
Interest income	76,080	391,299
Interest expense	(39,906)	(28,688)

Net income (loss)	$5,600,988	$(3,644,426)

Basic net income (loss) per share	$0.42	$(0.28)

Diluted net income (loss) per share	$0.41	$(0.28)

Weighted average shares used in computing basic net income (loss) per share	13,352,114	13,215,377

Weighted average shares used in computing diluted net income (loss) per share	13,585,928	13,215,377

See Accompanying Notes to Financial Statements.

COLLATERAL THERAPEUTICS, INC.

BALANCE SHEETS

Assets	March 31, 2002	December 31, 2001
	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$15,667,873	$5,472,821
Short-term investments	1,692,197	5,462,832
Prepaid expenses	344,254	252,523
Other current assets	191,433	278,148

Total current assets	17,895,757	11,466,324
Restricted cash—noncurrent	239,133	272,600
Other assets	444,031	304,920
Property and equipment, net	4,253,680	4,731,775

Total Assets	$22,832,601	$16,775,619

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$374,271	$864,654
Accrued compensation and benefits	1,143,944	1,110,472
Accrued expenses	1,435,697	571,120
Notes payable, current portion	461,742	479,126

Total current liabilities	3,415,654	3,025,372
Notes payable, net of current portion	962,484	1,057,823
Stockholders' equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none outstanding;	—	—
Common stock, par value $.001; 40,000,000 shares authorized; 13,369,597 and 13,328,954 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	13,370	13,329
Additional paid-in capital	58,184,495	57,996,965
Deferred compensation	(104,891)	(108,314)
Notes receivable from stockholders	(1,253,967)	(1,243,956)
Accumulated other comprehensive income	6,276	26,207
Accumulated deficit	(38,390,820)	(43,991,807)

Total stockholders' equity	18,454,463	12,692,424

Total Liabilities and Stockholders' Equity	$22,832,601	$16,775,619

Note:	The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements.

COLLATERAL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2002	2001
	(Unaudited)
Operating activities:
Net income (loss)	$5,600,988	$(3,644,426)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	541,206	265,942
Stock compensation	52,884	82,289
Changes in operating assets and liabilities:
Receivable from a related party	—	(1,026,000)
Prepaid expenses and other current assets	(5,016)	282,876
Accounts payable and accrued expenses	407,666	789,643
Other	(114,951)	47,745

Net cash provided by (used in) operating activities	6,482,777	(3,201,931)

Investing activities:
Purchases of property and equipment	(63,111)	(1,454,970)
Purchase of short-term investments	—	(3,430,131)
Proceeds from maturities of short-term investments	3,750,000	6,000,000

Net cash provided by investing activities	3,686,889	1,114,899

Financing activities:
Proceeds from issuance of common stock	138,110	193,542
Payments on notes payable to bank	(112,724)	(87,610)

Net cash provided by financing activities	25,386	105,932

Net increase (decrease) in cash and cash equivalents	10,195,052	(1,981,100)
Cash and cash equivalents at beginning of period	5,472,821	10,308,244

Cash and cash equivalents at end of period	$15,667,873	$8,327,144

See Accompanying Notes to Financial Statements.

COLLATERAL THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

Organization and Business

        Collateral Therapeutics, Inc. is focused on the discovery and development of non-surgical gene therapy products for the potential treatment of cardiovascular diseases, including coronary artery disease, peripheral vascular disease, congestive heart failure and heart attack. Pending the outcome of the merger agreement discussed in Note 4, the Company currently intends to focus on research and development of products while leveraging its technology through the establishment of product development, manufacturing and marketing collaborations with select pharmaceutical and biotechnology companies. Collateral was incorporated in California on April 3, 1995 and reincorporated in Delaware on May 28, 1998.

Interim Condensed Financial Statements

        The balance sheet as of March 31, 2002, the statements of operations for the three months ended March 31, 2002 and 2001 and the statements of cash flows for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the financial statements and footnotes contained in the Company's latest Form 10-K.

2.    Comprehensive Income (Loss)

        The Company had total comprehensive income of $5,581,057 for the three months ended March 31, 2002 and total comprehensive loss of $3,568,638 for the three months ended March 31, 2001.

3.    Net Income (Loss) Per Share

        Basic net income and basic and diluted net loss per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method. Equivalent shares arising from outstanding stock options have not been included in the computation of net loss per share as their effect would be anti-dilutive.

4.    Merger Agreement

        Schering AG and Collateral entered into an Agreement and Plan of Merger, dated March 19, 2002 (the "Merger Agreement"). The Merger Agreement provides that each share of Collateral common stock will be converted into the right to receive 0.1847 of an American Depositary Share of Schering AG. Consummation of the Merger Agreement is subject to a number of conditions, including receipt of security holder approval and termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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

5.    Collaboration, License and Royalty Agreement

        On March 26, 2002, Schering AG paid Collateral $12.0 million in connection with an amendment to the Collaboration, License and Royalty Agreement, dated as of May 6, 1996, between Collateral and Schering AG. The amendment reduces the effective range of royalty rates payable by Schering AG to Collateral from 15-20% to 13-18%. The $12.0 million was recorded as revenue during the three months ended March 31, 2002.

6.    Income Taxes

        The Company has not recorded a provision for income taxes due to the taxable loss projected for the year ended December 31, 2002.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This information should be read in conjunction with the financial statements and the related notes included in Item 1 of this quarterly report on Form 10-Q and the audited financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K for the year ended December 31, 2001. See "Risks and Uncertainties" for a discussion of factors we believe could cause reported financial information not to be necessarily indicative of future results. We are not obligated to publicly release the results of any revisions to forward-looking statements to reflect events and circumstances arising after the date this report is filed.

Overview

        On March 20, 2002, we announced that we had entered into an Agreement and Plan of Merger with Schering AG. Under the terms of the agreement, we would become a wholly-owned subsidiary of Schering AG and each issued and outstanding share of our common stock would be converted into the right to receive 0.1847 of an American Depositary Share of Schering AG. The merger cannot be completed unless specified conditions are satisfied, including approval by our stockholders and regulatory authorities and other customary closing conditions. Holders of approximately 26.7% of the outstanding shares of our common stock entered into a voting agreement with Schering AG that requires those stockholders to vote in favor of the adoption of the merger agreement with Schering AG, against matters that could prevent or delay the consummation of the merger and other matters. The merger is also subject to the reporting and waiting provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We have provided additional information about some of the potential adverse effects of the proposed merger under the caption "Risks Related to Our Business" in this report. Additionally, our independent business plans as discussed in the report are restricted by provisions of the merger agreement and may change due to the current merger proposal.

        In a separate agreement announced on March 20, 2002, Schering AG and Collateral entered into an amendment to their collaboration agreement under which Collateral received a cash payment of $12 million in exchange for a 2% reduction in the level of royalties payable by Schering AG pursuant to the collaboration agreement.

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

        Our lead product candidate, GENERX™, is a non-surgical angiogenic gene therapy which is being developed as a potential treatment for patients with stable exertional angina. According to the American Heart Association, angina affects approximately 6.4 million Americans. GENERX™ is now being evaluated in a worldwide clinical development program by our development partner Schering AG. The objective of these clinical trials will be to establish definitive proof of safety and efficacy of GENERX™ in large-scale patient populations. The GENERX™ clinical development program, which seeks to enroll up to about 1,000 patients, is intended to include two pivotal Phase 2b/3 clinical trials, one in the U.S. and one in Europe. Upon completion, it is expected that results of these studies, along with data from other development activities, could be used to support a marketing application for product registration to the U.S. Food and Drug Administration (FDA) and the European Agency for the Evaluation of Medicinal Products (EMEA). Under our collaboration agreement with Schering AG, either Schering AG or its affiliates would be responsible for manufacturing clinical materials as well as for conducting and funding these clinical trials.

        Our second product candidate, GENVASCOR™, a non-surgical angiogenic gene therapy designed for the potential treatment of patients with peripheral vascular disease, is advancing to Phase 1/2 clinical trials which seek to enroll up to 130 patients at ten major European medical centers in six countries. The objective of these clinical trials will be to evaluate the therapeutic potential and safety of GENVASCOR™. Under our collaboration agreement with Schering AG, either Schering AG or its affiliates would be responsible for manufacturing clinical material and for conducting and funding these clinical trials.

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

        If the proposed merger with Schering AG is not completed, having successfully completed the initial five-year term of our agreement with Schering AG with the advancement of two product candidates to clinical trials, we are no longer under a contractual obligation to conduct research and development in the field of angiogenic gene therapy solely with Schering AG. For those product candidates such as GENERX™ and GENVASCOR™ that have already been presented to and accepted by Schering AG for clinical development, Schering AG or its affiliates remain responsible for the manufacture of clinical materials as well as for the conduct and funding of any clinical trials of product candidates pursuant to our collaboration agreement. If these products are successfully commercialized, Schering AG would also be responsible for making royalty payments to us based upon sales of the resulting products. For example, if GENERX™ is successfully developed in the U.S., to the extent that U.S. sales are covered by various issued U.S. patents related to methods of gene therapy, our agreement with Schering AG would cover the payment of royalties on sales of GENERX™ throughout the lives of such patents. Our relationship with Schering AG is expected to change as a result of the proposed merger.

        Since inception, we have also conducted research in the area of non-surgical cardiovascular gene therapy that is not funded by our collaboration with Schering AG. Accordingly, our operating expenses have increased and have exceeded revenues each year. Losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies and from administrative costs required to support our efforts, which would be expected to increase with expanded product development and/or commercialization efforts. These activities may change as a result of the proposed merger.

Results of Operations

Three Months Ended March 31, 2002 and 2001

        Collateral reported revenues of $12.0 million for the three months ended March 31, 2002 compared to revenues of $1.0 million for the comparable quarter in 2001. The increase in revenues was associated with a $12.0 million payment received from Schering AG in connection with an amendment to the collaboration agreement between Collateral and Schering AG. The amendment reduces the effective range of royalty rates payable by Schering AG to Collateral from 15-20% to 13-18%.

        Research and development expenses for the three months ended March 31, 2002 rose to $3.9 million from $3.3 million for the three months ended March 31, 2001. Higher research and development expenses were mainly due to increased personnel costs, rent, depreciation and amortization expense associated with the expansion of our research and development center as well as greater amounts due under our license agreements.

        General and administrative expenses were $2.5 million for the three months ended March 31, 2002 compared to $1.7 million for the three months ended March 31, 2001. The increase was mainly due to legal and investment banker fees associated with the proposed merger with Schering AG.

        Interest income decreased to $0.1 million for the three months ended March 31, 2002 compared to $0.4 million for the three months ended March 31, 2001. This decrease was primarily due to lower average cash and investment balances coupled with lower average interest rates for the three months ended March 31, 2002.

Critical Accounting Policies

        In December 2001 and January 2002, the SEC issued statements regarding disclosure by companies within their management's discussion and analysis of financial condition and results of operations. In those statements, the SEC encouraged companies to identify critical accounting policies. Critical accounting policies are those that are most important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In response to the SEC statements, we have identified the following critical accounting policies used in the preparation of our financial statements and accompanying notes.

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

Liquidity and Capital Resources

        From inception through March 31, 2002, we have primarily financed our operations through the private and public offering of our equity securities and through collaborative research and development revenues from Schering AG. We have raised $31.3 million in net proceeds from a private placement of equity securities, $13.0 million in net proceeds from our initial public offering of our common stock and aggregate net proceeds of $10.1 million from other private sales of equity securities. As of March 31, 2002, Schering AG has paid us an aggregate of $44.0 million, of which $26.3 million was for research and development support and milestone payments, $5.7 million for equity investments and in March 2002, we received a $12.0 million payment from Schering AG for an amendment to our collaboration agreement with Schering AG. This amendment reduces the level of royalties that could become payable by Schering AG from 15-20% of annual net sales of each product to 13-18% of annual net sales of each product in exchange for the $12.0 million non-refundable payment.

        As of March 31, 2002, Collateral had a total of $1.4 million outstanding in equipment loans. The first loan had a balance of $0.1 million. This loan bears interest at 10.17% per year and is secured by certain equipment. In May 2001, Collateral signed an agreement for a second equipment loan of up to $2.1 million, of which $1.3 million is outstanding as of March 31, 2002. This loan was used to purchase new equipment primarily for the research and development center expansion. This loan bears interest at 10.35% per year, is secured by equipment, and will be repaid monthly over a four-year term.

        At March 31, 2002, cash, cash equivalents and short-term investments were $17.4 million compared to $10.9 million at December 31, 2001. The increase in cash, cash equivalents and short-term investments was due to the $12.0 million payment received from Schering AG in connection with an amendment to the collaboration agreement between Collateral and Schering AG.

        During the initial five-year term of our collaboration agreement with Schering AG, we conducted certain preclinical research and development activities that were funded by Schering AG under the agreement. Since we have now successfully completed the required preclinical research to advance GENERX™ and GENVASCOR™ into human clinical studies, we no longer anticipate requiring recurring financial support for those activities. To the extent that Collateral performs additional studies for Schering AG, that work would be done on a contract study-by-study basis. In addition, having successfully completed the initial five-year term of our agreement with Schering AG, with the advancement of two product candidates into clinical trials, Collateral is no longer under a contractual obligation to conduct its research and development in the field of angiogenic gene therapy solely with Schering AG. For those product candidates such as GENERX™ and GENVASCOR™ that have already been presented to and accepted by Schering AG for clinical development, Schering AG or its affiliates remains responsible for manufacturing clinical materials and for conducting and funding any clinical trials of product candidates, and if successfully commercialized, for making royalty payments based upon sales of the resulting products. Pursuant to the terms of our agreement with Schering AG, we also submitted two additional product opportunities to Schering AG; however, agreement has not been reached regarding those additional product opportunities. In that regard, we may consider advancing the first of these new product opportunities, GENEVX™, into Phase 1/2 clinical development as our own product candidate. If we should decide at some point to partner the development of GENEVX™ with a third party other than Schering AG, under the terms of our agreement, Schering AG may retain a right of last negotiation to undertake the commercial development of GENEVX™ on substantially the same business and financial terms and conditions that we agreed to with the third party. If we were to successfully develop GENEVX™ alone or with a third party, Schering AG may be entitled to receive a reciprocal cross-royalty on sales of GENEVX™. Our ongoing relationship with Schering AG is expected to change as a result of the proposed merger agreement, as discussed above.

        We generally invest excess cash in high credit quality debt instruments of corporations and financial institutions. We rely on credit rating agencies in determining the quality of the debt instruments. Working capital increased by $6.1 million to $14.5 million for the three months ended March 31, 2002. The increase in working capital is primarily due to the $12.0 million payment from Schering AG for the amendment to our collaboration agreement with Schering AG offset by cash of $5.5 million used by operating activities.

        We have entered into technology license agreements related to our methods of gene therapy, therapeutic genes and gene delivery vectors. To retain licensing rights under these cancelable agreements, we anticipate that we may be required to make aggregate payments of approximately $0.1 million through the remainder of 2002.

        Our core technologies are focused on the development of non-surgical cardiovascular gene therapy products that promote angiogenesis, enhance myocardial adrenergic signaling or promote heart muscle regeneration. We have in-licensed technology covering methods of gene therapy and therapeutic genes for use with our methods of gene therapy. We have currently designated one gene, fibroblast growth factor-4, licensed from New York University, for use in the development of two angiogenic gene therapy products: (1) GENERX™, a non-surgical angiogenic gene therapy product designed as a treatment for patients with stable exertional angina due to coronary artery disease, and (2) GENVASCOR™, a non-surgical angiogenic gene therapy product designed as a treatment for patients with peripheral vascular disease. Under the terms of our collaboration agreement with Schering AG, Collateral is entitled to milestone payments when a product reaches specified stages in the commercial development process. As of March 31, 2002, Collateral had received $6.0 million in milestone payments for the clinical advancement of GENERX™ and GENVASCOR™. Upon any successful commercialization of these two angiogenic gene therapy products using the fibroblast growth factor-4 gene, the total financial milestone obligations, licensing fees and other related amounts payable by us under license agreements with New York University, covering the use of the fibroblast growth factor-4 gene, and the University of California, covering technology relating to methods of gene therapy, could total up to $5.3 million. This amount includes $2.2 million which we have paid through March 31, 2002.

        We are currently considering the independent commercial development of a third non-surgical angiogenic gene therapy product candidate, GENEVX™, for the potential treatment of ischemic heart disease based on the Vascular Endothelial Growth Factor-145 (VEGF-145) gene. Upon any successful commercialization of this angiogenic gene therapy product using the VEGF-145 gene, the total financial milestone obligations, licensing fees and other related amounts payable by us under a license agreement with Dimotech Ltd., covering the use of the VEGF-145 gene, could total up to $0.7 million. This amount includes $0.3 million which we have paid through March 31, 2002. In addition, upon any successful commercialization of our angiogenic gene therapy products, we would be required under the foregoing license agreement to make royalty payments based on sales of products.

        In addition to GENERX™, GENVASCOR™ and GENEVX™, we have another non-surgical angiogenic gene therapy product candidate, GENECOR™, which is progressing through our preclinical research. The angiogenic gene to be designated by us for use in development of GENECOR™ will not be finalized until we have progressed further in our evaluation process. We are also conducting preclinical studies for CORGENIC™, a product candidate based on our myocardial adrenergic signaling technology in order to support a potential investigational new drug application. Based on our current agreements covering in-licensed technology, if our non-surgical cardiovascular gene therapy products are successfully commercialized, our total financial obligations pursuant to licensing agreements with respect to all five of our products which are currently beyond the research stage could range from between $7.8 million to $9.6 million, of which $3.5 million has been paid through March 31, 2002. Our financial obligations will vary depending on the selection of therapeutic genes for use in our gene therapy products. However, these amounts could be significantly increased or decreased depending on the outcome of our research and commercialization activities pursuant to the collaboration with Schering AG and/or the outcome of our internally-funded research. In addition, we would be required to pay a royalty on net sales of products that utilize in-licensed technology.

        In August 2000, we entered into an agreement with the University of Texas to exclusively license certain human genes and to sponsor additional research focused on cardiac cell differentiation. We will pay licensing fees and royalties based on sales of products that Collateral may develop based on technology licensed under the agreement. Under this agreement, we agreed to pay up to $1.0 million for research support and licensing fees, excluding royalties, of which $0.8 million has been paid.

        The information set forth above with respect to potential fees payable by us for in-licensed technology involves many variables and is subject to a high degree of potential variation. We may also elect or be required to obtain license rights to other methods of gene therapy, therapeutic genes and/or vectors based on our product development and commercialization requirements.

        On March 20, 2002, we announced that we had entered into an agreement and plan of merger with Schering AG. Under the terms of the agreement, we would become a wholly-owned subsidiary of Schering AG and each issued and outstanding share of our common stock would be converted into the right to receive 0.1847 of an American Depositary Share of Schering AG. The merger cannot be completed unless specified conditions are satisfied, including approval by Schering AG security holders and approval by our stockholders. Holders of approximately 26.7% of the outstanding shares of our common stock entered into a voting agreement with Schering AG that requires those stockholders to vote in favor of the adoption of the merger agreement with Schering AG, against matters that would prevent or delay the consummation of the merger and other matters. The merger is also subject to the reporting and waiting provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We have provided additional information about some of the potential adverse effects of the proposed merger under the caption "Risks Related to Our Business" in this report. Additionally, our independent business plans as discussed in the report are restricted by provisions of the merger agreement and may change due to the current merger proposal.

        To date, substantially all revenue received by us has been from our collaboration with Schering AG, and we expect that substantially all revenue for the next several years would come from this and/or other potential collaborations. However, we may not be able to complete the merger with Schering AG or extend the Schering arrangement or establish other collaborations on acceptable terms, if at all, or assure that current or future collaborations will be successful and provide adequate funding to meet our needs. In addition to substantial costs we may incur related to our proposed merger with Schering AG, if the merger does not occur we would expect to incur increases in operating expenses over the next two years as we accelerate our research and development activities and potentially initiate or expand other product development activities and collaborations. We may also elect or need to purchase additional technologies or enter into other corporate transactions which may require substantial cash outlays. Increases in operating expenses will include, but are not limited to, increased personnel costs, rent, payments to research institutions and consultants, supplies and other costs resulting from operating our facilities, as well as expenses associated with other product development and/or commercialization activities that we undertake. To the extent these costs are incurred in fields other than angiogenic gene therapy or are otherwise not reimbursable under any existing or new arrangement with Schering AG, we currently intend to use our available cash and future debt or equity financings to cover these expenses.

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

        If the merger with Schering AG as discussed above is not completed, we intend to raise additional equity financing to fund future operations, repay lease commitments and to provide additional working capital. However, there is no assurance that these financings could be consummated or obtained in sufficient amounts to meet our needs. As described in the report of our independent public accountants in our annual report on Form 10-K for the year ended December 31, 2001, these conditions would raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects of recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

Risks and Uncertainties

        Both our business and our industry are subject to a high degree of risk and uncertainty. Since very few biotechnology companies have become profitable, and a gene therapy product has yet to be successfully commercialized, you should regard investments in biotechnology companies such as ours as being speculative. We believe that these investments should only be made within the context of a balanced and diversified investment portfolio, and only after careful consideration of the risks and uncertainties that impact our business and our industry, including those described below.

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

        Collateral was formed in 1995 and has only a limited operating history to review in evaluating our business and prospects. We have generally incurred operating losses since our inception in 1995. As of March 31, 2002, our accumulated deficit was approximately $38.4 million. We expect to incur additional losses for the foreseeable future. We also expect our losses to increase as our research and development efforts and clinical trials progress.

        If the merger with Schering AG as discussed above is not completed, we intend to raise additional equity financing to fund future operations, repay lease commitments and to provide additional working capital. However, there is no assurance that these financings could be consummated or obtained in sufficient amounts to meet our needs. These conditions would raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects of recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

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

        We will need substantial additional resources to develop our products. Our future capital requirements will depend on many factors, including:

  •
  the pace of scientific progress in our research and development programs;

  •
  the magnitude of our research and development programs;

  •
  the scope and results of preclinical studies and clinical trials;

  •
  the time and costs involved in obtaining regulatory approvals;

  •
  the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

  •
  the costs involved in any potential litigation;

  •
  competing technological and market developments;

  •
  the willingness and ability of third parties such as Schering AG to support the development and commercialization of our potential products;

  •
  changes to our existing collaborations and our potential need to establish additional collaborations or other strategic relationships;

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

        Many factors can adversely affect clinical trials. For example, clinical trials are often conducted with patients who have the most advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse events for reasons that may or may not be related to the proposed product being tested. For instance, as reported in December 1999, the death of a patient enrolled in the Phase 1/2 trial for GENERX™, which occurred approximately five months after the one-time product administration, was determined to have been unlikely to be causally related to the therapy. However, even if unrelated to our product, these events can nevertheless adversely impact our clinical trials. As a result, our ability to ultimately develop and market the products and obtain revenues would suffer.

        Our clinical trials may also be adversely impacted by patient deaths or problems that occur in other trials. For example, the death of a patient in another trial in 1999 who had received an adenoviral gene delivery vector expressing an ornithine transcarbamylase gene triggered several government investigations and reviews of past and ongoing gene therapy trials.

        Deaths and other adverse events that occur in the conduct of clinical trials may result in an increase in governmental regulation or litigation, and could result in delays or halts being imposed upon clinical trials including our own. In addition, patients involved in clinical trials such as ours often have unknown as well as known health risks and pre-existing conditions. An adverse event may therefore appear to have been caused or exacerbated by the administration of study product, even if it was not actually related. These consequences can also increase the risk that any potential adverse event in our trial could give rise to claims for damages against us, or could cause further delays or a halt of our clinical trial, any of which results would negatively affect us. In addition, fears regarding the potential consequences of gene therapy trials or the conduct of these trials could dissuade investigators or patients from participating in our trials, which could substantially delay or prevent our product development efforts.

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

        Possible side effects of gene therapy technologies may be serious and life-threatening. The occurrence of any unacceptable side effects during or after preclinical and clinical testing of our potential products could delay or prevent approval of our products and our revenues would suffer. For example, possible serious side effects of viral vector-based gene transfer include viral infections resulting from contamination with replication-competent viruses and inflammation or other injury to the heart or other parts of the body. In addition, the development or worsening of cancer in a patient may be a perceived or actual side effect of gene therapy technologies such as our own. Furthermore, there is a possibility of side effects or decreased effectiveness associated with an immune response toward any viral vector or gene used in gene therapy. The possibility of this response may increase if there is a need to deliver the viral vector more than once.

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
  diversion of resources;

  •
  disruption of our ongoing business;

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

        Due to the significant time lag between the filing of patent applications and the publication of patents, we cannot be certain that we or our licensors were the first to file corresponding patent applications. In addition, a number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our or our licensors' technologies or patent applications. A conflict could limit the scope of the patents, if any, that we or our licensors may be able to obtain or result in denial of our or our licensors' patent applications. If patents that cover our activities are issued to other companies, we cannot be sure that we could develop or obtain alternative technology.

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

        As more potentially competing patent applications are filed, and as more patents are actually issued, both in the field of gene therapy and with respect to component methods or compositions that we may employ in our techniques, the risk increases that we may be subjected to litigation or other proceedings that claim damages or seek to stop our product development or commercialization efforts. Even if these patent applications or patents are ultimately proven to be invalid, unenforceable or non-infringed, these proceedings are generally expensive and time consuming, and could substantially impair our product development efforts.

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

        We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. However, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. To protect our trade secrets, we generally require confidentiality agreements upon beginning employment, consulting or collaboration with us. Agreements with employees also generally provide that all inventions resulting from work performed by them while in our employ will be our exclusive property. However, these agreements may not provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of this information. Likewise, our trade secrets or know-how may become known through other means or be independently discovered by our competitors. Any of these events could prevent us from developing or commercializing our products.

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

        If we are not able to control the amount and timing of resources that our current or future collaborators devote to our programs or potential products, our product development could be delayed or terminated, which would adversely affect our revenues.

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

        We cannot be certain that this collaboration will continue or will be successful. If Schering AG terminates clinical development of our products, we may have to fund clinical trials, product development and commercialization ourselves by using additional resources or by scaling back or terminating other research and development programs. We also may need to seek alternative collaborations or financing sources or sell or license rights to some of our proprietary technology that we consider valuable to our business. If Schering AG withdraws support, we may be unable to complete our product development programs.

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

        The market prices and trading volumes for securities of emerging companies in our industry have historically been highly volatile and have experienced significant fluctuations. These fluctuations may be unrelated or disproportionate to the operating performance of companies. Our common stock has been publicly traded since July 1998. As of March 31, 2002, our common stock has traded as low as $2.81 per share and as high as $50.125 per share. In addition to factors related to the volatility of our industry and the stock market, the market price of our common stock may be affected by announcements regarding:

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

  •
  securities analysts' expectations or other financial factors; or

  •
  mergers or strategic alliances in the biotechnology and pharmaceutical industries.

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

        In addition, our charter authorizes our board of directors to issue shares of undesignated preferred stock without stockholder approval on terms that the board may determine. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to our other stockholders or otherwise adversely affect their rights and powers, including voting rights. Moreover, the issuance of preferred stock or the triggering of rights under our stockholder rights plan may make it more difficult for another party to acquire us, or may discourage another party from acquiring voting control of us.

        Our management and controlling stockholders, which together control a large portion of our common stock, may control our operations and make decisions which you do not consider in your best interest.

        Our present directors, executive officers and principal stockholders and their affiliates beneficially own a significant portion of our outstanding common stock. As a result, if all or some of these stockholders were to act together, they would be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of facilitating a change in our control that is disfavored by other stockholders or delaying or preventing a change in our control that may be favored by other stockholders. For example, in March 2002, holders of approximately 26.7% of the outstanding shares of our common stock entered into a voting agreement with Schering AG that requires those stockholders to vote in favor of the adoption of the merger agreement with Schering AG and against matters that would prevent or delay the consummation of the merger and other matters.

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

        We and our collaborators are subject to extensive government regulation. The FDA and other regulatory authorities require rigorous preclinical testing, clinical trials and other product approval procedures. As gene therapy has come under increased scrutiny in the U.S. and elsewhere, the risk increases that changes in regulatory policies or procedures could slow or block the development and/or clinical testing of potential gene therapy products such as our own. In addition, the testing of potential therapeutic products such as gene therapy products typically involves the use of preclinical animal models. To the extent that these activities elicit adverse attention or increased regulation, our business could be harmed by slowing or interrupting our product development activities.

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

        We and our agents and suppliers are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations. We or our partners may also be subject to similar regulations in other countries. Failure to comply with these regulatory requirements or to obtain product approvals could impair our ability to develop and market our products and our revenues would suffer.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        We are a development stage company with products in the early stages of development. As a result, a substantial number of statements contained in this quarterly report on Form 10-Q and the 2001 annual report on Form 10-K, including without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, may constitute forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, those discussed under the caption "Risks and Uncertainties" as well as those factors addressed in our annual report on Form 10-K filed with the Securities and Exchange Commission. Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the date hereof.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        As of March 31, 2002 we had cash and cash equivalents and short-term investments of $17.4 million. We invest our excess cash in high credit quality debt instruments of corporations and financial institutions. We rely on credit rating agencies in determining the quality of debt instruments. These investments are not held for trading or other speculative purposes. Generally, our investments mature in less than 18 months. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments.

        At March 31, 2002 we had equipment financing loans with a total balance of $1.4 million. These loans bear interest ranging from 10.17% to 10.35% and are repaid monthly.

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

PART II—OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.

        On September 20, 2001, we announced that our board of directors adopted a stockholder rights plan in which preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of our common stock held of record as of the close of business on October 1, 2001. To facilitate our proposed merger agreement with Schering AG, we amended our rights plan effective as of March 19, 2002. The rights plan is intended to enable all stockholders to realize the long-term value of their investment in Collateral. The plan is designed to guard against partial tender offers and other coercive tactics that might be used in an attempt to gain control of Collateral without paying our stockholders a fair premium or to otherwise deprive our stockholders of their full interest in the long-term value of Collateral. The stockholder rights plan will not prevent a takeover attempt, but is intended to encourage anyone seeking to acquire Collateral to negotiate with our board of directors prior to attempting a takeover. Under the amended terms of the stockholder rights plan, the rights would become exercisable on the tenth day following a person or group, other than Schering AG and its affiliates, acquiring 20% or more of our common stock, or announcing a tender or exchange offer for our common stock that would result in the ownership of 20% or more of our common stock by one person or group, other than Schering AG and its affiliates. Each right will entitle stockholders to buy one one-thousandth of a share of newly created Series A preferred stock of Collateral at an exercise price of $85.00 subject to adjustment. Until the rights become exercisable, the rights will be represented by, and will automatically trade with, our common stock certificates.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits.
2.1
Incorporated by reference to the Agreement and Plan of Merger, dated as of March 19, 2002 (the "Merger Agreement"), by and among Schering AG, a stock corporation organized under the laws of the Federal Republic of Germany ("Schering"), European Acquisition Company, a Delaware corporation and a wholly owned subsidiary of Schering AG, and Collateral Therapeutics, Inc., a Delaware corporation ("Collateral") (Exhibits to the Merger Agreement have been omitted and will be supplementally provided to the SEC upon request.) filed as Exhibit 2.1 to the Form 8-K filed on March 21, 2002.
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
4.1
Incorporated by reference to the Amendment to the Rights Agreement dated March 19, 2002 between Collateral and American Stock Transfer & Trust Company filed as Exhibit 4.1 to the Form 8-K filed on March 21, 2002.

10.1
Incorporated by reference to the First Amendment, dated as of March 19, 2002, to the Collaboration, License and Royalty Agreement, dated May 6, 1996, by and between Schering AG and Collateral, filed as Exhibit 99.1 to the Form 8-K filed on March 21, 2002.
10.2
Incorporated by reference to the Form of Stockholders Agreement, dated as of March 19, 2002, by and between Schering AG and certain stockholders of Collateral, filed as Exhibit 99.2 to the Form 8-K filed on March 21, 2002.
(b)	Reports on Form 8-K.
A report on Form 8-K was filed on March 21, 2002 regarding the merger agreement with Schering AG and the amendment to Collateral's stockholder rights plan.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned.

COLLATERAL THERAPEUTICS, INC.
Date: April 29, 2002	/s/ Christopher J. Reinhard Christopher J. Reinhard President Chief Operating and Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Collateral Therapeutics, Inc. INDEX
COLLATERAL THERAPEUTICS, INC. STATEMENTS OF OPERATIONS
COLLATERAL THERAPEUTICS, INC. BALANCE SHEETS
COLLATERAL THERAPEUTICS, INC. STATEMENTS OF CASH FLOWS
COLLATERAL THERAPEUTICS, INC. NOTES TO FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II—OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES